Form 10-Q
period 2000-06-30
VERSICOR INC /CA
filed 2000-09-13
CIK 1052547

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER 333-33022

                            ------------------------

                                 VERSICOR INC.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                      04-3278032
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Organization or Incorporation)                     Identification number)

                34790 ARDENTECH COURT, FREMONT, CALIFORNIA 94555
              (Address of Principal Executive Offices) (Zip Code)

                                 (510) 739-3000
              (Registrant's Telephone Number, Including Area Code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / / NO /X/

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK, PAR VALUE $.001 PER SHARE, 22,995,394 SHARES OUTSTANDING AT SEPTEMBER 12, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 VERSICOR INC.
                                     INDEX

Part I--Financial Information

Item 1. Condensed Financial Statements

  Condensed Balance Sheets as of June 30, 2000 and December
    31, 1999 (Unaudited)....................................      3

  Statements of Operations for the Three and Six Months
    Ended June 30, 2000 and 1999 (Unaudited)................      4

  Statements of Cash Flows for the Six Months Ended June 30,
    2000 and 1999 (Unaudited)...............................      5

  Notes to Condensed Financial Statements...................      6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      8

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................     22

Part II--Other Information

Item 1. Legal Proceedings...................................     22

Item 2. Change in Securities and Use of Proceeds............     22

Item 3. Defaults upon Senior Securities.....................     23

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     23

Item 5. Other Information...................................     23

Item 6. Exhibits and Reports on Form 8-K....................     23

Signatures..................................................     24

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                 VERSICOR INC.

                            CONDENSED BALANCE SHEETS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                       ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 31,468     $ 34,619
  Other current assets......................................       352           44
                                                              --------     --------
    Total current assets....................................    31,820       34,663
Restricted cash.............................................     5,000        5,000
Property and equipment, net.................................     4,436        4,817
Employee notes receivable...................................       607          593
Other assets................................................       430          160
                                                              --------     --------
    Total assets............................................  $ 42,293     $ 45,233
                                                              ========     ========

                 LIABILITIES, CONVERTIBLE AND REDEEMABLE CONVERTIBLE
                      PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..........................................  $    215     $     86
  Accrued liabilities.......................................     2,038        1,932
  Related party payable.....................................        45           21
  Current portion of term loan payable......................       862          862
  Deferred revenue..........................................     1,048          433
                                                              --------     --------
    Total current liabilities...............................     4,208        3,334
Deferred revenue............................................       325          542
Term loan payable...........................................     3,879        4,310
Other long-term liabilities.................................     1,000        2,000
                                                              --------     --------
    Total liabilities.......................................     9,412       10,186
                                                              --------     --------
Convertible and Redeemable Convertible Preferred Stock......    86,714       83,843
                                                              --------     --------
Stockholders' deficit:
  Common Stock..............................................         1            1
  Additional paid-in capital................................    20,662       18,984
  Deferred stock compensation...............................   (12,991)     (12,108)
  Accumulated deficit.......................................   (61,505)     (55,673)
                                                              --------     --------
    Total stockholders' deficit.............................   (53,833)     (48,796)
                                                              --------     --------
    Total liabilities, convertible and redeemable
      convertible preferred stock and stockholders'
      deficit...............................................  $ 42,293     $ 45,233
                                                              ========     ========

     The accompanying notes are an integral part of the condensed financial statements

                                 VERSICOR INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         -------------------   -------------------
                                                         JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
Revenues:
  License fees and milestones..........................  $   259    $      8   $   267    $      8
  Collaborative research and development and contract
    services...........................................    1,301       1,250     2,551       1,250
                                                         -------    --------   -------    --------
    Total revenues.....................................    1,560       1,258     2,818       1,258
                                                         -------    --------   -------    --------
Operating expenses:
  Research and development.............................    2,078      16,546     5,715      18,755
  General and administrative...........................    2,246         489     3,894         757
                                                         -------    --------   -------    --------
    Total operating expenses...........................    4,324      17,035     9,609      19,512
                                                         -------    --------   -------    --------
Loss from operations...................................   (2,764)    (15,777)   (6,791)    (18,254)
Other income (expense):
  Interest income......................................      593         121     1,182         224
  Interest expense.....................................     (122)     (4,999)     (242)     (5,123)
  Other................................................       18          --        18          --
                                                         -------    --------   -------    --------
Net loss...............................................   (2,275)    (20,655)   (5,833)    (23,153)
Deemed dividends related to beneficial conversion
  feature of preferred stock...........................       --          --        --        (750)
Accretion of dividends on preferred stock..............   (1,436)       (733)   (2,871)     (1,264)
                                                         -------    --------   -------    --------
Net loss available to common stockholders..............  $(3,711)   $(21,388)  $(8,704)   $(25,167)
                                                         -------    --------   -------    --------
Net loss per share:
  Basic and diluted....................................  $ (4.06)   $ (40.28)  $(10.73)   $ (52.21)
                                                         -------    --------   -------    --------
  Weighted average shares..............................      913         531       811         482
                                                         -------    --------   -------    --------

     The accompanying notes are an integral part of the condensed financial statements

                                 VERSICOR INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 30, 2000   JUNE 30, 1999
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................     $(5,833)       $(23,153)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................         444             471
  Noncash stock compensation................................       3,563             914
  Non cash interest expense on bridge loans.................          --           4,877
  Changes in operating assets and liabilities:
    Other current assets....................................        (308)             58
    Employee notes receivable...............................         (14)            (10)
    Accounts payable........................................         129             (14)
    Accrued liabilities.....................................         107             985
    Related party payable...................................          24             (20)
    Deferred revenue........................................         398           1,192
    Other long-term liabilities.............................      (1,000)          2,000
    (Increase) decrease in other assets.....................        (270)              5
                                                                 -------        --------
      Net cash used in operating activities:................      (2,760)        (12,695)
                                                                 -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.......................         (63)            (92)
                                                                 -------        --------
      Net cash used in investing activities:................         (63)            (92)
                                                                 -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bridge loans and warrants...................          --           5,500
  Proceeds from issuance of common stock....................         103               9
  Repayments of long-term debt..............................        (431)           (431)
  Proceeds from issuance of preferred stock, net............          --           6,750
                                                                 -------        --------
      Net cash provided by (used in) financing activities...        (328)         11,828
                                                                 -------        --------
Net change in cash and cash equivalents.....................      (3,151)           (959)
Cash and cash equivalents at beginning of period............      34,619           4,507
                                                                 -------        --------
Cash and cash equivalents at end of period..................     $31,468        $  3,548
                                                                 =======        ========

NON CASH TRANSACTIONS:
Issuance of common stock under license agreement............     $    --        $    128

     The accompanying notes are an integral part of the condensed financial statements

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying interim financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 2000 and 1999.

    The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, which are included in the Company's Registration Statement on Form S-1 (File
No. 333-33022) (the "Registration Statement") which was declared effective by the Securities and Exchange Commission ("SEC") on August 2, 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

    The Company recognizes revenues as they are earned. Revenue from license fees and contract services are recognized over the initial license or contract service term as the related work is performed, which generally is on a straight-line basis. Nonrefundable and noncreditable milestone payments received are recognized upon the completion of specified milestones as specified in the related collaboration agreements. Milestone payments received which may be credited to future royalty payments are not recognized as revenues until such time that the royalties are credited against the milestone payments and the amounts are non-refundable. Collaborative research and development payments are recognized as the related work is performed. Deferred revenue is comprised of cash received in advance of the related revenue being recognized. All revenues recognized to date under research and development collaborations are not refundable if the relevant research effort is not successful.

Comprehensive Income (Loss)

    Other comprehensive gains/(losses) consist of unrealized gains or losses on available for sale securities. For the three and six months ended June 30, 2000, there were no comprehensive gains or losses. Therefore, comprehensive loss was equal to net loss for those periods.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all deriviatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date until fiscal years beginning after June 15, 2000. The Company has not engaged in significant hedging activities or invested in derivative instruments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In March 2000, the FASB issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB 25," which is effective July 1, 2000. The Company does not expect FIN 44 to have any material impact on its financial statements.

3. BASIC AND DILUTED NET LOSS PER COMMON SHARE

    Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share does not differ from basic loss per share since potential common shares are antidilutive for all periods presented and therefore are excluded from the calculation of diluted loss per share. The following weighted potentially dilutive common shares were excluded from the computation of net loss per share because their effect was antidilutive:

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                -----------------------   -----------------------
                                                 JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
Convertible and redeemable convertible
  preferred stock.............................  16,677,138    8,163,750   16,677,138    7,538,750
Stock options.................................   1,711,506    1,014,919    1,643,319    1,023,503
Convertible and redeemable convertible
  preferred stock warrants....................     168,125      243,537      168,125      205,831
Common stock subject to repurchase............      17,400       24,600       18,300       25,500
Common stock warrants.........................      45,000       45,000       45,000       45,000
                                                ----------   ----------   ----------   ----------
                                                18,619,169    9,491,806   18,551,882    8,838,584

4. SUBSEQUENT EVENTS

Initial Public Offering

    On August 8, 2000 the Company sold 4,600,000 shares of its Common Stock at $11 per share. The Company completed its initial public offering and received net proceeds of approximately $47,058,000 from its initial public offering, after payment of underwriting discounts and commissions. On September 7, 2000, the underwriters executed an over allotment option and purchased an additional 690,000 shares of common stock at $11 per share. The Company received net proceeds of approximately $7,059,000 from the over allotment after payment of underwriting discounts and commissions. The proceeds have been invested in highly liquid, interest bearing, investment grade securities. The accompanying balance sheet is as of June 30, 2000 and does not reflect the net proceeds of the Company's initial public offering.

Stock Split

    Immediately prior to the initial public offering the Company split its common and preferred stock 5-for-4. Upon the closing of the Company's initial public offering on August 8, 2000; all of the Company's convertible preferred stock, par value $.001 per share (the "Preferred Stock"), automatically converted into 16,677,138 shares of Common Stock. Immediately following the automatic conversion of Preferred Stock, the Company filed an amended and restated certificate of incorporation. Under the amended and restated certificate of incorporation, the Company is authorized to issue 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. All preferred stock data and common stock data in the financial statements has been restated retroactively to reflect the split.

                                    ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Company's audited financial statements for the year ended December 31, 1999 included in the Company's Registration Statement previously filed with the SEC. This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements, which involve risk and uncertainties. The words "believe," "expect," "estimate," "may," "will," "could," "plan," or "continue," and similar expressions are intended to identify forward-looking statements. Versicor's actual results could differ significantly from the results discussed in such forward-looking statements. See "Factors Affecting Future Operating Results" below.

OVERVIEW

    Versicor Inc. ("Versicor" or the "Company") is a biopharmaceutical company focused on the marketing, development and discovery of drugs for the treatment of serious bacterial and fungal infections, primarily in the hospital setting. Since our inception on May 2, 1995 as a wholly-owned subsidiary of Sepracor Inc. ("Sepracor"), we have devoted substantially all of our efforts to establishing our business and carrying on research and development activities related to proprietary product candidates, including V-Echinocandin and V-Glycopeptide, as well as partnered product candidates. Since 1996, we have been operating as an independent company located in California.

    Since we began our operations in May 1995, we have not generated any revenues from product sales. We have one product candidate in Phase II clinical trials, one product candidate in Phase I clinical trials and several lead compounds in preclinical studies.

    Our revenues in the near term are expected to consist primarily of license fees, milestone payments and collaborative research payments to be received from our collaborative partners. These payments are dependent on achievement of certain milestones. If our development efforts result in clinical success, regulatory approval and successful commercialization of our products, we will generate revenues from sales of our products and from receipt of royalties on sales of licensed products.

    Our expenses have consisted primarily of costs incurred in licensing existing product candidates, research and development of new product candidates and in conjunction with our collaborative agreements, and from general and administrative costs associated with our operations. We expect our licensing costs to increase as certain milestones are achieved, and our research and development expenses to increase as we continue to develop our product candidates. We also expect that our general and administrative expenses will increase as we add personnel and assume the obligations of a public reporting company. In addition, we expect to incur sales and marketing expenses in the future when we establish our sales and marketing organization.

    We have recorded deferred stock compensation expense in connection with the grant of stock options to employees and consultants. Deferred stock compensation for options granted to employees is the difference between the fair value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. Deferred stock compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123 as the fair value of the equity instruments issued. Deferred stock compensation for options granted to consultants is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force No. 96-18.

    We recorded $4,446,000 of deferred stock compensation for options granted during the six months ended June 30, 2000. For options granted to employees through June 30, 2000, we expect to record additional amortization expense for deferred compensation as follows: $3,891,000 during the remainder of 2000, $4,819,000 in 2001, $2,565,000 in 2002, $996,000 in 2003 and $78,000 in
2004. Amortization expense relates to options awarded to employees and consultants and is assigned to all operating expense categories in the statements of operations.

    Since our inception, we have incurred significant losses. As of June 30, 2000, we had an accumulated deficit of $61,505,000. We anticipate incurring additional losses, which may increase, for the foreseeable future, including at least through December 31, 2001.

    We have a limited history of operations. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible.

    In May 1999, we obtained from Eli Lilly an exclusive worldwide license for the development and commercialization of V-Echinocandin, which was then known as LY303366. We paid $11,000,000 for the license and have agreed to pay an additional $3,000,000 for product inventory. We are obligated to make $79,000,000 in additional payments to Eli Lilly if specified milestones are achieved on the oral formulations of V-Echinocandin. We are also obligated to make $51,000,000 in additional payments to Eli Lilly if specified milestones are achieved on the intravenous formulations of V-Echinocandin. Of the $51,000,000 payment for the intravenous formulation, $14,000,000 is contingent on developments in the United States and Canada, $16,000,000 is contingent on developments in Japan and Europe and $21,000,000 is contingent on cumulative sales of the intravenous formulation. We are also required to pay to Eli Lilly royalties in respect of sales of any product resulting from the compound. We may terminate this agreement at any time by giving ninety days' written notice.

    In March 1999, we entered into a collaboration agreement with Pharmacia & Upjohn pursuant to which we are collaborating to discover second and third generation oxazolidinone product candidates. In connection with the collaboration, Pharmacia & Upjohn made an initial equity investment of $3,750,000 and paid research support and license fee payments of $1,200,000 to us. Subject to the approval of certain of our stockholders, we have the option until December 1, 2000 to require Pharmacia & Upjohn to make an additional $3,750,000 equity investment at a price of $7.08 per share. Under the terms of the agreement, we are entitled to receive additional research support payments, and if specified milestones are achieved, up to $14,000,000 in additional milestone payments.

    In March 1999, we entered into a collaboration agreement with Novartis Pharma AG pursuant to which we are collaborating to discover and develop novel deformylase inhibitors. In connection with the collaboration, Novartis has made a $3,000,000 equity investment and has made $750,000 in milestone payments to us. Subject to the approval of certain of our stockholders, we have the option from March 31, 2000 to March 31, 2001 to require Novartis to make an additional $2,000,000 equity investment in Versicor at a price of $5.66 per share. Under the terms of this agreement, we are entitled to receive up to $21,250,000 in additional payments from Novartis upon the achievement of specified milestones, a portion of which may be credited against future royalty payments.

    In February 1998, we entered into two agreements with Biosearch Italia: a license agreement and a collaborative agreement. Under the license agreement, Biosearch granted us an exclusive license to develop and commercialize V-Glycopeptide, then called BI-397, in the United States and Canada. In exchange for the license and upon the receipt of favorable results in pre-clinical studies, we paid $3,000,000 and issued 250,000 shares of our common stock to Biosearch. We are obligated to make up to $9,500,000 in additional payments upon the achievement of specified milestones. We are also required to pay Biosearch royalties in respect of sales of any product that results from the compound. Under the collaborative agreement with Biosearch Italia, we established a lead optimization partnership called BIOCOR. Biosearch contributes leads, while we contribute our combinatorial and medicinal chemistry expertise to optimize the leads.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

    REVENUES.

    Revenues increased to $1,560,000 in the three months ended June 30, 2000 from $1,258,000 in the three months ended June 30, 1999. Revenues in the three months ended June 30, 2000 consisted of the recognition of approximately $723,000 of collaborative research and development fees and contract services and licensing fees from Pharmacia & Upjohn and approximately $837,000 of collaborative research, development fees and milestone payments from Novartis under our collaborative agreements. The increase in the period was related to higher revenues from the Novartis and Pharmacia & UpJohn agreements.

    RESEARCH AND DEVELOPMENT EXPENSES.

    Research and development expenses were $2,078,000 in the three months ended June 30, 2000 compared to $16,546,000 for the three months ended June 30, 1999. The decrease in 2000 from 1999 is due to a charge of approximately $14,000,000 for license rights to an Eli Lilly patent and associated inventory in the second quarter of 1999. Non-cash stock compensation expense for the three months ended June 30, 2000 and June 30, 1999 was $(478,000) and $636,000, respectively.

    GENERAL AND ADMINISTRATIVE EXPENSES.

    General and administrative expenses increased to $2,246,000 in the three months ended June 30, 2000 from $489,000 in the three months ended June 30, 1999. This increase is primarily due to non-cash stock compensation expense of $1,731,000 in 2000 compared to $1,000 in 1999.

    NET INTEREST INCOME (EXPENSE).

    Net interest income in the three months ended June 30, 2000 was $471,000 compared to net interest expense of ($4,878,000) in the three months ended
June 30, 1999. The 1999 period includes a non-cash charge of $4,877,000 related to beneficial conversion feature on bridge loan financing issued in June 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

    REVENUES.

    Revenues were $2,818,000 for the six months ended June 30, 2000 compared to revenues of $1,258,000 for the six months ended June 30, 1999. Revenues for the six months ended June 30, 2000 consisted of the recognition of approximately $1,419,000 of collaborative research and development fees and contract services and licensing fees from Pharmacia & Upjohn and approximately $1,399,000 of collaborative research and development fees from Novartis under our collaborative agreements. The increase for the six months ended June 30, 2000 is mainly due to the Pharmacia & Upjohn and Novartis agreements not being entered into until the second quarter of 1999.

    RESEARCH AND DEVELOPMENT EXPENSES.

    Research and development expenses were $5,715,000 for the six months ended June 30, 2000 compared to $18,755,000 for the six months ended June 30, 1999. The decrease in 2000 from 1999 is due to a charge of approximately $14,000,000 for license rights to an Eli Lilly patent and associated inventory in the second quarter of 1999. Non-cash stock compensation expense for the six months ended June 30, 2000 and June 30, 1999 was $753,000 and $913,000, respectively.

    GENERAL AND ADMINISTRATIVE EXPENSES.

    General and administrative expenses increased to $3,894,000 in the six months ended June 30, 2000 from $757,000 in the six months ended June 30, 1999. This increase is primarily due to non-cash stock compensation expense of $2,810,000 in 2000 compared to $1,000 in 1999.

    NET INTEREST INCOME (EXPENSE).

    Net interest income for the six months ended June 30, 2000 was $940,000 compared to net interest expense of ($4,899,000) in the six months ended
June 30, 1999. The 1999 period includes a non-cash charge of $4,877,000 related to beneficial conversion feature on bridge loan financing issued in June 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Operations have been funded principally with the proceeds of approximately $78,500,000 from a series of six preferred stock offerings over the period 1995 through 1999. Each share of preferred stock is convertible into one share of our common stock.

    On August 8, 2000 the Company sold 4,600,000 shares of its Common Stock at $11 per share. The Company received net proceeds of approximately $47,058,000 from its initial public offering, after payment of underwriting discounts and commissions. On September 7, 2000, the underwriters executed an over allotment option and purchased an additional 690,000 shares of common stock at $11 per share. The Company received net proceeds of approximately $7,059,000 from the over allotment after payment of underwriting discounts and commissions. The proceeds have been invested in highly liquid, interest bearing, investment grade securities.

    As of June 30, 2000, the Company had received approximately $11,430,000 in payments for collaborative research, contract services and milestone payments, as well as license fees from our collaborative partners, including Sepracor. Of these payments, $1,373,000 constitutes deferred revenue as of June 30, 2000 that will be recognized on a straight line basis through the first quarter of 2002.

    In addition, the Company has a $6 million term loan agreement with Fleet National Bank. This loan bears interest at a rate of prime plus 0.50% and is payable in 15 equal quarterly installments of $215,500, with the balance due on December 31, 2002. The proceeds of this loan were used to repay Sepracor for leasehold improvements to our facilities in Fremont, California, and for general corporate purposes. As of June 30, 2000 there was an outstanding balance of $4,741,000 under this agreement. The loan agreement requires that we maintain $5,000,000 of cash and cash equivalents, of which $4,000,000 must remain on deposit with Fleet.

    At June 30, 2000, cash and cash equivalents, exclusive of $5,000,000 of restricted cash, totaled approximately $31,468,000. Our cash reserves and cash equivalents consist mainly of short-term commercial paper and demand accounts with major financial institutions.

    Cash used in operations was $2,760,000 for the six months ended June 30, 2000. The net loss for the six months ended June 30, 2000 of ($5,833,000) was partially offset by non-cash charges for depreciation and stock compensation of $4,007,000. Cash used in investing activities included $63,000 of purchases of property, plant and equipment and cash used in financing activities included debt repayments of $431,000.

    We expect to have negative cash flow from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additions to personnel and production and commercialization efforts. We expect that our general and administrative expenses will increase in absolute dollar amounts in the future as we expand our business development, legal and accounting staff, add infrastructure and incur additional costs related to being a public company, including directors' and officers' insurance, investor relations programs and increased professional fees. Our future capital requirements will depend on a number of factors, including our success in developing markets for our products, payments received or made under collaborative agreements, the availability of government research grants, continued progress of our research and development of product candidates, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the need to acquire licenses to new products or compounds, the status of competitive products and the availability of other financing. We believe our existing cash and cash equivalents, together with the net proceeds of the initial public offering will be sufficient to fund our operating expenses, debt repayments and capital requirements for at least the next several years.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists. In July 1999, the Financial Accounting Standards Board issued SFAS
No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date until fiscal years beginning after June 15, 2000. The Company has not engaged in significant hedging activities or invested in derivative instruments.

    In March 2000, the FASB issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB 25," which is effective July 1, 2000. The Company does not expect FIN 44 to have any material impact on its financial statements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    Certain of the information contained in the Quarterly Report on Form 10-Q consist of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

                         RISKS RELATED TO OUR BUSINESS

IF WE ARE UNABLE TO DEVELOP AND SUCCESSFULLY COMMERCIALIZE OUR PRODUCT CANDIDATES, WE MAY NEVER GENERATE SIGNIFICANT REVENUES OR BECOME PROFITABLE.

    You must evaluate us in light of the uncertainties and complexities present in an early stage biopharmaceutical company. All of our product candidates are in early stages of development, and only two are in clinical trials. To date we have not commercialized any products or recognized any revenue from product sales. We will require significant additional investment in research and development, preclinical testing and clinical trials, regulatory approval, and sales and marketing activities. Our product candidates, if successfully developed, may not generate sufficient or sustainable revenues to enable us to be profitable.

WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

    We have incurred net losses since our inception in 1995. Before deemed dividends and accretion to redemption value of preferred stock, our net losses were approximately $1.1 million in 1995, $4.8 million in 1996, $6.3 million in 1997, $12.6 million in 1998, $29.2 million in 1999 and $5.8 million for the first six months of 2000. As of June 30, 2000, our accumulated deficit was approximately $61.5 million. Our losses to date have resulted principally from:

    - research and development costs relating to the development of our product candidates;

    - costs of acquiring product candidates; and

    - general and administrative costs relating to our operations.

We expect to incur substantial and increasing losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials, and charges related to purchases of technology or other assets. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of collaborative arrangements, the initiation, success or failure of clinical trials, or other factors.

    Our chances for achieving profitability will depend on numerous factors, including success in:

    - developing and testing new product candidates;

    - receiving regulatory approvals;

    - manufacturing products;

    - marketing products; and

    - competing with products from other companies.

    Many of these factors will depend on circumstances beyond our control. We expect to rely heavily on third parties with respect to many aspects of our business, including research and development, clinical testing, manufacturing and marketing. We cannot assure you that we will ever become profitable.

OUR REVENUES WILL BE SUBJECT TO SIGNIFICANT FLUCTUATIONS, WHICH WILL MAKE IT DIFFICULT TO COMPARE OUR OPERATING RESULTS TO PRIOR PERIODS.

    We expect that substantially all of our revenues for the foreseeable future will result from payments under collaborative arrangements. To date, these payments have been in the form of upfront payments, reimbursement for research and development expenses and milestone payments. We may not be able to generate additional revenues. Furthermore, payments under our existing and any future collaborative arrangements will be subject to significant fluctuation in both timing and amount. Our revenues may not be indicative of our future performance or of our ability to continue to achieve additional milestones. Our revenues and results of operations for any period may also not be comparable to the revenues or results of operations for any other period.

IF WE CANNOT ENTER INTO NEW LICENSING ARRANGEMENTS, OUR FUTURE PRODUCT PORTFOLIO COULD BE ADVERSELY AFFECTED.

    An important component of our business strategy is in-licensing drug compounds developed by other pharmaceutical and biotechnology companies or academic research laboratories. Competition for promising compounds can be intense. If we are not able to identify future licensing opportunities or enter into future licensing arrangements on acceptable terms, our future product portfolio could be adversely affected.

IF OUR COLLABORATIVE PARTNERS DO NOT PERFORM, WE WILL BE UNABLE TO DEVELOP OUR PARTNERED PRODUCT CANDIDATES.

    We have entered into collaborative arrangements with third parties to develop certain product candidates. These collaborations are necessary in order for us to:

    - fund our research and development activities;

    - fund manufacturing by third parties;

    - seek and obtain regulatory approvals; and

    - successfully commercialize existing and future product candidates.

    Only a limited number of product candidates have been generated pursuant to our collaborations. We cannot assure you that any of them will result in commercially successful products. Current or future collaborative arrangements may not be successful. If we fail to maintain our existing collaborative arrangements or fail to enter into additional collaborative arrangements, the number of product candidates from which we could receive future revenues would decline.

    Our dependence on collaborative arrangements with third parties subjects us to a number of risks. These collaborative arrangements may not be on terms favorable to us. Agreements with collaborative partners typically allow partners significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborative partners may devote to the product candidates, and our partners may choose to pursue alternative products. Our partners may not perform their obligations as expected. Business combinations or significant changes in a collaborative partner's business strategy may adversely affect a partner's willingness or ability to complete its obligations under the arrangement. Moreover, we could become involved in disputes with our partners, which could lead to delays or termination of our development programs with them and time-consuming and expensive litigation or arbitration. Even if we fulfill our obligations under a collaborative agreement, our partner can terminate the agreement under certain circumstances. If any collaborative partner were to terminate or breach our agreement with it, or otherwise fail to complete its obligations in a timely manner, our chances of successfully commercializing products would be materially and adversely affected.

IF CLINICAL TRIALS FOR OUR PRODUCTS ARE UNSUCCESSFUL OR DELAYED, WE WILL BE UNABLE TO MEET OUR ANTICIPATED DEVELOPMENT AND COMMERCIALIZATION TIMELINES, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

    Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process.

    Completion of clinical trials may take several years or more. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

    - lack of efficacy during the clinical trials;

    - unforeseen safety issues;

    - slower than expected rate of patient recruitment;

    - government or regulatory delays;

    - inability to adequately follow patients after treatment; or

    - inability to manufacture sufficient quantities of materials for use in clinical trials.

    The results from preclinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including perceived defects in the design of clinical trials and changes in regulatory policy during the period of product development.

    As of December 31, 1999, two of our product candidates, V-Echinocandin and V-Glycopeptide, were in clinical trials. Patient follow-up for these clinical trials has been limited and more trials will be required before we will be able to apply for regulatory approvals. Clinical trials conducted by us or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for V-Echinocandin and V-Glycopeptide or any other potential product candidates. This failure may delay development of other product candidates and hinder our ability to conduct related preclinical testing and clinical trials. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates. Our other product candidates are in preclinical development, and we have not submitted investigational new drug applications to commence clinical trials involving these compounds. Our preclinical development efforts may not be successfully completed and we may not file further investigational new drug applications. Any delays in, or termination of, our clinical trials will materially and adversely affect our development and commercialization timelines, which would cause our stock price to decline. Any of these events would also seriously impede our ability to obtain additional financing.

IF OUR THIRD PARTY CLINICAL TRIAL MANAGERS DO NOT PERFORM, CLINICAL TRIALS FOR OUR PRODUCT CANDIDATES MAY BE DELAYED OR UNSUCCESSFUL.

    We have limited experience in conducting and managing clinical trials, and currently do not employ an experienced clinical trial manager on a full-time basis. We rely on third parties, including our collaborative partners, clinical research organizations and outside consultants, to assist us in managing and monitoring clinical trials. Our reliance on these third parties may result in delays in completing, or failing to complete, these trials if they fail to perform under the terms of our agreements with them.

IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MARKET, WE ARE NOT LIKELY TO GENERATE SIGNIFICANT REVENUES OR BECOME PROFITABLE.

    Even if we obtain regulatory approval to market a product, our products may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any pharmaceutical product that we develop will depend on a number of factors, including:

    - demonstration of clinical efficacy and safety;

    - cost-effectiveness;

    - potential advantages over alternative therapies;

    - reimbursement policies of government and third-party payors; and

    - effectiveness of our marketing and distribution capabilities.

    Physicians will not recommend therapies using our products until clinical data or other factors demonstrate their safety and efficacy as compared to other drugs or treatments. Even if the clinical safety and efficacy of therapies using our products is established, physicians may elect not to recommend the therapies for any number of other reasons, including whether the mode of administration of our products is effective for certain indications. For example, many antibiotic or antifungal products are typically administered by infusion or injection, which requires substantial cost and inconvenience to patients. Our product candidates, if successfully developed, will compete with a number of drugs and therapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products may also compete with new products currently under development by others. Physicians, patients, third-party payors and the medical community may not accept and utilize any product candidates that we or our collaborative partners develop. If our products do not achieve significant market acceptance, we are not likely to generate significant revenues or become profitable.

IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS, WE WILL BE UNABLE TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS.

    We are highly dependent on the principal members of our scientific and management staff. In addition, we have depended to date on third parties to perform significant management functions. In order to pursue our product development, marketing and commercialization plans, we will need to hire personnel with experience in clinical testing, government regulation, manufacturing, marketing and finance. We may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among high technology enterprises, including biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. Most of our scientific and management staff do not have employment contracts. If we lose any of these persons, or are unable to attract and retain qualified personnel, our business, financial condition and results of operations may be materially and adversely affected.

    In addition, we rely on members of our scientific and clinical advisory boards and other consultants to assist us in formulating our research and development strategy. All of our consultants and the members of our scientific and clinical advisory boards are employed by other entities. They may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us. If we lose the services of these advisors, the achievement of our development objectives may be impeded. Such impediments may materially and adversely affect our business, financial condition and results of operations. In addition, except for work performed specifically for and at our direction, the inventions or processes discovered by our scientific and clinical advisory board members and other consultants will not become our intellectual property, but will be the intellectual property of the individuals or their institutions. If we desire access to these inventions, we will be required to obtain appropriate licenses from the owners. We cannot assure you that we will be able to obtain such licenses.

IF OUR THIRD-PARTY MANUFACTURERS FAIL TO DELIVER OUR PRODUCT CANDIDATES, CLINICAL TRIALS AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES COULD BE DELAYED.

    We do not have our own manufacturing facilities to produce our product candidates and anticipate that we will continue to rely on third parties to manufacture our product candidates and our products. Our contract manufacturers have a limited number of facilities in which our product candidates can be produced. These manufacturers have limited experience in manufacturing V-Echinocandin and V-Glycopeptide in quantities sufficient for conducting clinical trials or for commercialization.

    Contract manufacturers often encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA regulations, production costs, and development of advanced manufacturing techniques and process controls. Our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our product candidates. If our contract manufacturers fail to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and we fail to find a replacement manufacturer or develop our own manufacturing capabilities, clinical trials involving our products, or commercialization of our products, could be delayed.

IF WE FAIL TO ESTABLISH SUCCESSFUL MARKETING AND SALES CAPABILITIES OR FAIL TO ENTER INTO SUCCESSFUL MARKETING ARRANGEMENTS WITH THIRD PARTIES, WE WOULD NOT BE ABLE TO COMMERCIALIZE OUR PRODUCTS AND WE WOULD NOT BECOME PROFITABLE.

    We intend to sell a portion of our products through our own sales force. Versicor currently has no sales and marketing infrastructure and has no experience in direct marketing, sales and distribution. Our future profitability will depend in part on our ability to develop a direct sales and marketing force to sell our products to our customers. We may not be able to attract and retain qualified salespeople or be able to build an efficient and effective sales and marketing force. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts may not be successful. If we are unable to enter into third-party arrangements, then we must substantially expand our marketing and sales force in order to achieve commercial success for certain products, and compete with other companies that have experienced and well-funded marketing and sales operations.

IF CIRCUMSTANCES REQUIRE US TO OBTAIN ADDITIONAL FUNDING, WE MAY BE FORCED TO DELAY OR CURTAIL THE DEVELOPMENT OF OUR PRODUCT CANDIDATES.

    Our requirements for additional capital may be substantial and will depend on many factors, some of which are beyond our control, including:

    - payments received or made under possible future collaborative partner agreements;

    - continued progress of our research and development of our products;

    - costs associated with protecting our patent and other intellectual property rights;

    - development of marketing and sales capabilities; or

    - market acceptance of our products.

We have no committed sources of additional capital. To the extent our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our product candidates. We cannot assure you that funds will be available on favorable terms, if at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in dilution to our stockholders. Moreover, the incurrence of debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness. This could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on our operations. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through entering into collaboration agreements on unattractive terms. Our inability to raise capital would have a material adverse effect on our business, financial condition and results of operations.

IF WE FAIL TO MANAGE OUR GROWTH, OUR BUSINESS COULD BE HARMED.

    Our business plan contemplates a period of rapid and substantial growth that will place a strain on our administrative and operational infrastructure. To date, our management infrastructure has been very limited and dependent on third parties, including our former parent company, to provide significant administrative and operational assistance. Our ability to manage effectively our operations and growth requires us to expand and improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

IF WE MAKE ANY ACQUISITIONS, WE WILL INCUR A VARIETY OF COSTS AND MAY NEVER REALIZE THE ANTICIPATED BENEFITS.

    If appropriate opportunities become available, we may attempt to acquire products, product candidates or businesses that we believe are a strategic fit with our business. We currently have no commitments or agreements with respect to any material acquisitions. If we do undertake any transaction of this sort, the process of integrating an acquired product, product candidate or business may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could adversely affect our business, financial condition and results of operations.

IF OUR USE OF HAZARDOUS MATERIALS RESULTS IN CONTAMINATION OR INJURY, WE COULD SUFFER SIGNIFICANT FINANCIAL LOSS.

    Our research and manufacturing activities involve the controlled use of hazardous materials. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources.

                   RISKS RELATED TO OPERATING IN OUR INDUSTRY

IF WE DO NOT COMPETE SUCCESSFULLY IN THE DEVELOPMENT AND COMMERCIALIZATION OF PRODUCTS AND KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE, WE WILL BE UNABLE TO CAPTURE AND SUSTAIN A MEANINGFUL MARKET POSITION.

    The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibiotic and antifungal products. These companies have commenced clinical trials or have successfully commercialized their products. Many of these companies are addressing the same diseases and disease indications as Versicor or our collaborative partners.

    Many of these companies and institutions, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in:

    - developing products;

    - undertaking preclinical testing and human clinical trials;

    - obtaining FDA and other regulatory approvals of products; and

    - manufacturing and marketing products.

    Developments by others may render our product candidates or technologies obsolete or noncompetitive. We face and will continue to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies for establishing relationships with academic and research institutions, and for licenses of proprietary technology. These competitors, either alone or with their collaborative partners, may succeed in developing technologies or products that are more effective than ours.

IF OUR INTELLECTUAL PROPERTY DOES NOT ADEQUATELY PROTECT OUR PRODUCT CANDIDATES, OTHERS COULD COMPETE AGAINST US MORE DIRECTLY, WHICH WOULD HURT OUR PROFITABILITY.

    Our success depends in part on our ability to:

    - obtain patents or rights to patents;

    - protect trade secrets;

    - operate without infringing upon the proprietary rights of others; and

    - prevent others from infringing on our proprietary rights.

    We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biopharmaceutical companies involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from third parties may not provide any protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. Also, patent rights may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

    In addition to patents, we rely on trade secrets and proprietary know-how. We seek protection, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for our technology in the event of unauthorized use or disclosure of confidential and proprietary information. Failure to protect our proprietary rights could seriously impair our competitive position.

IF THIRD PARTIES CLAIM WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY RIGHTS, WE COULD SUFFER SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM MARKETING OUR PRODUCTS.

    Research has been conducted for many years in the areas in which we have focused our research and development efforts. This has resulted in a substantial number of issued patents and an even larger number of still-pending patent applications. Patent applications in the United States are, in most cases, maintained in secrecy until patents issue. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Our technologies may infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we and our collaborative partners may be prevented from pursuing product development or commercialization.

    The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property suits, U.S. Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain. Litigation may be necessary to:

    - enforce patents that we own or license;

    - protect trade secrets or know-how that we own or license; or

    - determine the enforceability, scope and validity of the proprietary rights of others.

    If we become involved in any litigation, interference or other administrative proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be significantly diverted. An adverse determination may subject us to loss of our proprietary position or to significant liabilities, or require us to seek licenses that may not be available from third parties. We may be restricted or prevented from manufacturing and selling our products, if any, in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses. Costs associated with these arrangements may be substantial and may include ongoing royalties. Furthermore, we may not be able to obtain the necessary licenses on satisfactory terms, if at all.

IF WE EXPERIENCE DELAYS IN OBTAINING REGULATORY APPROVALS, OR ARE UNABLE TO OBTAIN THEM AT ALL, WE COULD BE DELAYED OR PRECLUDED FROM COMMERCIALIZING OUR PRODUCTS.

    Our product candidates under development are subject to extensive and rigorous domestic government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. If our products are marketed abroad, they will also be subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Delays in obtaining regulatory approvals may:

    - adversely affect the commercialization of any drugs that we or our collaborative partners develop;

    - impose costly procedures on us or our collaborative partners;

    - diminish any competitive advantages that we or our collaborative partners may attain; and

    - adversely affect our receipt of revenues or royalties.

    Any required approvals, once obtained, may be withdrawn. Further, if we fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including:

    - delays in clinical trials or commercialization;

    - refusal of the FDA to review pending market approval applications or supplements to approval applications;

    - product recalls or seizures;

    - suspension of production;

    - withdrawals of previously approved marketing applications; and

    - fines, civil penalties and criminal prosecutions.

    We expect to rely on our collaborative partners to file investigational new drug applications and generally direct the regulatory approval process for many of our products. Our collaborative partners may not be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any product candidates. If we fail to obtain required governmental approvals, we or our collaborative partners will experience delays in or be precluded from marketing products developed through our research. In addition, the commercial use of our products will be limited.

    We and our contract manufacturers also are required to comply with the applicable FDA current good manufacturing practice regulations. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before we can use them in commercial manufacturing of our products. We or our contract manufacturers may not be able to comply with the applicable good manufacturing practice requirements and other FDA regulatory requirements. If we or our contract manufacturers fail to comply, we could be subject to fines or other sanctions, or be precluded from marketing our products.

IF THE GOVERNMENT AND THIRD-PARTY PAYORS FAIL TO PROVIDE ADEQUATE COVERAGE AND REIMBURSEMENT RATES FOR OUR PRODUCT CANDIDATES, THE MARKET ACCEPTANCE OF OUR PRODUCTS MAY BE ADVERSELY AFFECTED.

    In both domestic and foreign markets, sales of our product candidates will depend in part upon the availability of reimbursement from third-party payors. Such third-party payors include government health administration authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products. Such studies may require us to commit a significant amount of management time and financial and other resources. Our product candidates may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals may change before our proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals.

IF A SUCCESSFUL PRODUCT LIABILITY CLAIM OR SERIES OF CLAIMS IS BROUGHT AGAINST US FOR UNINSURED LIABILITIES OR IN EXCESS OF INSURED LIABILITIES, WE COULD BE FORCED TO PAY SUBSTANTIAL DAMAGE AWARDS.

    The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to liability claims and financial losses resulting from the use or sale of our products. We have obtained limited product liability insurance coverage for our clinical trials. Our insurance coverage limits are $1 million per occurrence and $1 million in the aggregate. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for product candidates in development. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

                                    ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk is currently confined to our cash and cash equivalents and restricted cash that have maturities of less than three months. We currently do not hedge interest rate exposure. Because of the short term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments, but may negatively impact the interest expense associated with our long term debt.

                                    PART II
                               OTHER INFORMATION

    Item 1.  Legal Proceedings

        We are not a party to any material legal proceedings.

    Item 2.  Changes in Securities and Use of Proceeds

        During the three months ended June 30, 2000, following the exercise of options to purchase shares of Common Stock that had been granted under the 1995 Stock Option Plan and 1997 Equity Incentive Plan by 5 employees, directors and consultants, the Company issued an aggregate of 12,757 shares of Common Stock for an aggregate purchase price of $5,103. Our issuance of shares of Common Stock upon the exercise of these options was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company also issued options to purchase 414,063 shares of its Common Stock at a weighted average exercise price of $4.72 per share during this period.

        On August 8, 2000, the Company completed an initial public offering of its Common Stock, $.001 par value. The managing underwriters in the offering were Lehman Brothers Inc., Chase Securities Inc., Pacific Growth
    Equities, Inc., UBS Warburg LLC and Fidelity Capital Markets, a division of National Financial Services Corporation. The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1, No. 333-33022, that was declared effective by the Securities and Exchange Commission on August 2, 2000. On August 3, 2000, our shares commenced trading. All 4,600,000 shares of Common Stock registered under the Registration Statement were sold at a price of $11.00 per share. The aggregate price of the offering amount registered was $50,600,000. In connection with the offering, the Company paid an aggregate of $3,542,000 in underwriting discounts and commissions to the Underwriters and paid other expenses of approximately $1,096,325.

        After deducting the underwriting discounts and commissions and the estimated offering expenses described above, the Company received net proceeds from the offering of approximately $46.0 million. The Company intends to use the net proceeds for commercialization activities, clinical development of drug candidates and general corporate purposes, including working capital and research expenses. To date, the Company has not used any of the net proceeds from the offering and, pending such use, have invested such proceeds in highly liquid, interest bearing, investment grade securities. None of the Company's net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

        On August 8, upon the closing of our initial public offering, all 16,677,138 outstanding shares of our Preferred Stock were converted into 16,677,138 shares of our Common Stock.

    Item 3.  Defaults upon Senior Securities

        None

    Item 4.  Submission of Matters To a Vote of Security Holders

        None

    Item 5.  Other Information

        None

    Item 6.  Exhibits and Reports on Form 8-K

    a)  Exhibits

           3.1  Company's Restated Certificate of Incorporation
                (incorporated by reference to Exhibit 3.1 to Company's Registration Statement on Form S-1 No. 333-33022)

           3.2  Amended and Restated Bylaws (incorporated by reference to
                Exhibit 3.2 to Company's Registration Statement on Form S-1 No. 333-33022)

          27.1  Financial Data Schedule

    b)  Reports on Form 8-K

        None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      VERSICOR INC.

Date: September 12, 2000                                          /s/ GEORGE F. HORNER III
                                                      ------------------------------------------------
                                                                   George F. Horner III
                                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                               (PRINCIPAL EXECUTIVE OFFICER)

Date: September 12, 2000                                         /s/ DOV A. GOLDSTEIN, M.D.
                                                      ------------------------------------------------
                                                                  Dov A. Goldstein, M.D.
                                                       VICE PRESIDENT, OF FINANCE AND CHIEF FINANCIAL
                                                           OFFICER (PRINCIPAL ACCOUNTING OFFICER)