Form 10-Q
period 2000-09-30
VERSICOR INC /CA
filed 2000-11-13
CIK 1052547

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK, PAR VALUE $.001 PER SHARE, 23,021,063 SHARES OUTSTANDING AT NOVEMBER 9, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 VERSICOR INC.
                                     INDEX

Part I--Financial Information

Item 1. Condensed Financial Statements

  Condensed Balance Sheets as of September 30, 2000
    (Unaudited) and December 31, 1999.......................      3

  Statements of Operations for the Three and Nine Months
    Ended September 30, 2000 and 1999 (Unaudited)...........      4

  Statements of Cash Flows for the Nine Months Ended
    September 30, 2000 and 1999 (Unaudited).................      5

  Notes to Condensed Financial Statements...................      6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      8

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................     23

Part II--Other Information

Item 1. Legal Proceedings...................................     24

Item 2. Changes in Securities and Use of Proceeds...........     24

Item 3. Defaults upon Senior Securities.....................     24

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     25

Item 5. Other Information...................................     25

Item 6. Exhibits and Reports on Form 8-K....................     25

Signatures..................................................     26

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                                 VERSICOR INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 46,399        $ 34,619
  Marketable securities.....................................      36,610              --
  Other current assets......................................         506              44
                                                                --------        --------
    Total current assets....................................      83,515          34,663
Restricted cash.............................................       5,000           5,000
Property and equipment, net.................................       4,506           4,817
Employee notes receivable...................................         615             593
Other assets................................................         141             160
                                                                --------        --------
    Total assets............................................    $ 93,777        $ 45,233
                                                                ========        ========

    LIABILITIES, CONVERTIBLE AND REDEEMABLE CONVERTIBLE
     PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $    214        $     86
  Accrued liabilities.......................................       2,922           1,932
  Related party payable.....................................          30              21
  Current portion of term loan payable......................         862             862
  Deferred revenue..........................................         433             433
                                                                --------        --------
    Total current liabilities...............................       4,461           3,334
Deferred revenue............................................         217             542
Term loan payable...........................................       3,879           4,310
Other long-term liabilities.................................       1,000           2,000
                                                                --------        --------
    Total liabilities.......................................       9,557          10,186
                                                                --------        --------
Convertible and Redeemable Convertible Preferred Stock......          --          83,843
                                                                --------        --------
Stockholders' equity (deficit):
  Common Stock..............................................          23               1
  Additional paid-in capital................................     161,574          18,984
  Deferred stock compensation...............................     (10,616)        (12,108)
  Accumulated deficit.......................................     (66,761)        (55,673)
                                                                --------        --------
    Total stockholders' equity (deficit)....................      84,220         (48,796)
                                                                --------        --------
    Total liabilities, convertible and redeemable
      convertible preferred stock and stockholders' equity
      (deficit).............................................    $ 93,777        $ 45,233
                                                                ========        ========

     The accompanying notes are an integral part of the condensed financial statements

                                 VERSICOR INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
Revenues:
  Collaborative research and development
    and contract services.................     $ 1,301         $ 1,250        $  3,852        $  2,500
  License fees and milestones.............           8               9             275              17
                                               -------         -------        --------        --------
    Total revenues........................       1,309           1,259           4,127           2,517
                                               -------         -------        --------        --------
Operating expenses:
  Research and development................       4,659           3,377          10,374          22,132
  General and administrative..............       2,360             361           6,254           1,118
                                               -------         -------        --------        --------
    Total operating expenses..............       7,019           3,738          16,628          23,250
                                               -------         -------        --------        --------
Loss from operations......................      (5,710)         (2,479)        (12,501)        (20,733)
Other income (expense):
  Interest income.........................       1,193              97           2,375             321
  Interest expense........................        (123)           (419)           (365)         (5,542)
  Other...................................          --             (15)             18             (15)
                                               -------         -------        --------        --------
Net loss..................................      (4,640)         (2,816)        (10,473)        (25,969)
Deemed dividends related to beneficial
  conversion feature of preferred stock...          --              --              --            (750)
Accretion of dividends on preferred
  stock...................................        (615)           (631)         (3,486)         (1,895)
                                               -------         -------        --------        --------
Net loss available to common
  stockholders............................     $(5,255)        $(3,447)       $(13,959)       $(28,614)
                                               -------         -------        --------        --------
Net loss per share:
  Basic and diluted.......................     $ (0.38)        $ (6.38)       $  (2.71)       $ (57.00)
  Weighted average shares.................      13,690             540           5,147             502

     The accompanying notes are an integral part of the condensed financial statements

                                 VERSICOR INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                              ---------------------------------------
                                                              SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                              ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................       $(10,473)            $(25,969)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................            659                  709
  Noncash stock compensation................................          6,812                1,817
  Non cash interest expense on bridge loans.................             --                4,877
    Changes in operating assets and liabilities:
  Other current assets......................................           (462)                  83
  Employee notes receivable.................................            (22)                 (17)
  Accounts payable..........................................            128                 (103)
  Accrued liabilities.......................................            990                  266
  Related party payable.....................................              9                  (24)
  Deferred revenue..........................................           (325)               1,083
  Other long-term liabilities...............................         (1,000)               2,000
  (Increase) decrease in other assets.......................             19                    7
                                                                   --------             --------
      Net cash flows used in operating activities...........         (3,665)             (15,271)
                                                                   --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities........................        (41,610)                  --
  Sales of marketable securities............................          5,000                   --
  Additions to property and equipment.......................           (347)                (237)
                                                                   --------             --------
      Net cash flows used in investing activities...........        (36,957)                (237)
                                                                   --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering, net................         52,688                   --
  Proceeds from bridge loans and warrants...................             --                5,657
  Proceeds from issuance of common stock....................            145                   16
  Repayments of long-term debt..............................           (431)                (647)
  Proceeds from issuance of preferred stock, net............             --                6,750
                                                                   --------             --------
      Net cash flows provided by financing activities.......         52,402               11,776
                                                                   --------             --------
Net change in cash and cash equivalents.....................         11,780               (3,732)
Cash and cash equivalents at beginning of period............         34,619                4,507
                                                                   --------             --------
Cash and cash equivalents at end of period..................       $ 46,399             $    775
                                                                   --------             --------
NON CASH TRANSACTIONS:
Issuance of common stock under license agreement............       $     --             $    128
Conversion of preferred stock to common.....................       $ 87,329             $     --
Deferred stock compensation.................................       $  5,383             $    475

     The accompanying notes are an integral part of the condensed financial statements

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying interim financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 2000 and 1999.

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

2.  MARKETABLE SECURITIES

    The Company has classified its marketable securities as available for sale in accordance with Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities," and are reported at cost, which due to the short-term maturities of these securities approximates fair value. Unrealized gains and losses are recorded as a separate component of stockholders equity, if material.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists. In July 1999, the Financial Accounting Standards Board issued SFAS
No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in the first quarter of fiscal 2001 and has not engaged in hedging activities or invested in derivative instruments.

3.  BASIC AND DILUTED NET LOSS PER COMMON SHARE

    Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share does not differ from basic loss per share since potential common shares are antidilutive for all periods presented and therefore are excluded from the calculation of diluted loss per share. The following weighted average potentially dilutive common shares were excluded from the computation of net loss per share because their effect was antidilutive:

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
Convertible and redeemable convertible
  preferred stock.........................    7,147,345       8,163,750      13,561,629       7,747,083
Stock options.............................    1,672,778       1,009,785       1,653,139       1,018,930
Common stock warrants.....................      431,432         439,361         424,317         313,674
Common stock subject to repurchase........       24,600          31,800          26,400          33,600

4.  INITIAL PUBLIC OFFERING AND STOCK SPLIT

    On August 8, 2000, the Company sold 4,600,000 shares of its Common Stock at $11 per share in an initial public offering. On September 7, 2000, the underwriters executed an overallotment option and purchased an additional 690,000 shares of common stock at $11 per share. The Company received net proceeds of approximately $52,688,000 from the initial public offering and the overallotment after payment of underwriting discounts and commissions and other expenses. The proceeds have been invested in highly liquid, interest bearing, investment grade securities.

    Immediately prior to the initial public offering the Company split its common and preferred stock 5-for-4. Upon the closing of the Company's initial public offering on August 8, 2000, all of the Company's convertible preferred stock, par value $.001 per share (the "Preferred Stock"), automatically converted into 16,677,138 shares of Common Stock. Immediately following the automatic conversion of Preferred Stock, the Company filed an amended and restated certificate of incorporation. Under the amended and restated certificate of incorporation, the Company is authorized to issue 100,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. All preferred stock data and common stock data in the financial statements has been restated retroactively to reflect the split.

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

    We recorded $5,383,000 of deferred stock compensation for options granted during the nine months ended September 30, 2000. For options granted to employees through September 30, 2000, we expect to record additional amortization expense for deferred compensation as follows: $1,561,000 during the remainder of 2000, $4,819,000 in 2001, $2,565,000 in 2002, $996,000 in 2003 and $78,000 in 2004. Amortization expense relates to options awarded to employees and consultants and is assigned to all operating expense categories in the statements of operations.

    Since our inception, we have incurred significant losses. As of September 30, 2000, we had an accumulated deficit of $66,761,000. We anticipate incurring additional losses, which may increase, for the foreseeable future, including at least through December 31, 2001.

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

    In May 1999, we obtained from Eli Lilly an exclusive worldwide license for the development and commercialization of V-Echinocandin, which was then known as LY303366. We paid $11,000,000 for the license and have paid $1,000,000 for product inventory, with an agreement to pay an additional $2,000,000 for product inventory. We are obligated to make $79,000,000 in additional payments to Eli Lilly if specified milestones are achieved on the oral formulations of V-Echinocandin. We are also obligated to make $51,000,000 in additional payments to Eli Lilly if specified milestones are achieved on the intravenous formulations of V-Echinocandin. Of the $51,000,000 payment for the intravenous formulation, $14,000,000 is contingent on developments in the United States and Canada, $16,000,000 is contingent on developments in Japan and Europe and $21,000,000 is contingent on cumulative sales of the intravenous formulation. We are also required to pay to Eli Lilly royalties in respect of sales of any product resulting from the compound. We may terminate this agreement at any time by giving ninety days' written notice.

    In March 1999, we entered into a collaboration agreement with Pharmacia Corporation pursuant to which we are collaborating to discover second and third generation oxazolidinone product candidates. In connection with the collaboration, Pharmacia Corporation made an initial equity investment of $3,750,000 and paid research support and license fee payments of $1,200,000 to us. Subject to the approval of certain of our stockholders, we have the option until December 1, 2000 to require Pharmacia Corporation to make an additional $3,750,000 equity investment at a price of $7.08 per share. Under the terms of the agreement, we are entitled to receive additional research support payments, and if specified milestones are achieved, up to $14,000,000 in additional milestone payments.

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

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES.

    Revenues increased to $1,309,000 in the three months ended September 30, 2000 from $1,259,000 in the three months ended September 30, 1999. Revenues in the three months ended September 30, 2000 consisted of the recognition of approximately $723,000 of collaborative research and development fees and contract services and licensing fees from Pharmacia Corporation and approximately $586,000 of collaborative research, development fees and milestone payments from Novartis under our collaborative agreements. The increase in the period was related to higher revenues from the Novartis and Pharmacia Corporation agreements.

RESEARCH AND DEVELOPMENT EXPENSES.

    Research and development expenses were $4,659,000 in the three months ended September 30, 2000 compared to $3,377,000 for the three months ended
September 30, 1999. The increase in 2000 from 1999 is primarily due to the increase in non-cash stock compensation expenses of $1,514,000 and $901,000, respectively, for the three months ended September 30, 2000 and September 30, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES.

    General and administrative expenses increased to $2,360,000 in the three months ended September 30, 2000 from $361,000 in the three months ended September 30, 1999. This increase is primarily due to non-cash stock compensation expense of $1,735,000 in 2000 compared to nil in 1999.

NET OTHER INCOME (EXPENSE).

    Net interest income in the three months ended September 30, 2000 was $1,070,000 compared to net interest expense of ($322,000) in the three months ended September 30, 1999. The 2000 period reflects greater interest income as a result of higher cash and investment balances as a result of the initial public offering.

    NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES.

    Revenues were $4,127,000 for the nine months ended September 30, 2000 compared to revenues of $2,517,000 for the nine months ended September 30, 1999. Revenues for the nine months ended September 30, 2000 consisted of the recognition of approximately $2,134,000 of collaborative research and development fees and contract services and licensing fees from Pharmacia Corporation and approximately $1,993,000 of collaborative research and development fees from Novartis under our collaborative agreements. The increase for the nine months ended September 30, 2000 is mainly due to the Pharmacia Corporation and Novartis agreements not being entered into until the second quarter of 1999.

RESEARCH AND DEVELOPMENT EXPENSES.

    Research and development expenses were $10,374,000 for the nine months ended September 30, 2000 compared to $22,132,000 for the nine months ended
September 30, 1999. The decrease in 2000 from 1999 is primarily due to a charge of approximately $14,000,000 for license rights to an Eli Lilly patent and associated inventory in the second quarter of 1999. Non-cash stock compensation expense for the nine months ended September 30, 2000 and September 30, 1999 was $2,267,000 and $1,815,000, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES.

    General and administrative expenses increased to $6,254,000 in the nine months ended September 30, 2000 from $1,118,000 in the nine months ended September 30, 1999. This increase is primarily due to non-cash stock compensation expense of $4,545,000 in 2000 compared to $2,000 in 1999.

NET OTHER INCOME (EXPENSE).

    Net interest income for the nine months ended September 30, 2000 was $2,010,000 compared to net interest expense of ($5,221,000) in the nine months ended September 30, 1999. The 2000 period reflects greater interest income as a result of higher cash and investment balances as a result of the initial public offering. The 1999 period includes a non-cash interest charge of $4,877,000 related to beneficial conversion feature and a discount on bridge loan financing issued in June 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Operations have been funded principally with the proceeds of approximately $78,500,000 from a series of six preferred stock offerings over the period 1995 through 1999 and proceeds of approximately $52,688,000 from the Company's IPO received in August and September 2000.

    On August 8, 2000, the Company sold 4,600,000 shares of its Common Stock at $11 per share in an initial public offering. On September 7, 2000, the underwriters executed an over allotment option and purchased an additional 690,000 shares of common stock at $11 per share. The Company received net proceeds of approximately $52,688,000 from the initial public offering and the overallotment after payment of underwriting discounts and commissions and other expenses. The proceeds have been invested in highly liquid, interest bearing, investment grade securities.

    As of September 30, 2000, the Company had received approximately $12,017,250 in payments for collaborative research, contract services and milestone payments, as well as license fees from our collaborative partners, including Sepracor. Of these payments, $650,000 constitutes deferred revenue as of September 30, 2000 that will be recognized on a straight line basis through the first quarter of 2002.

    In addition, the Company has a $6 million term loan agreement with Fleet National Bank. This loan bears interest at a rate of prime plus 0.50% and is payable in 15 equal quarterly installments of $215,500, with the balance due on December 31, 2002. The proceeds of this loan were used to repay Sepracor for leasehold improvements to our facilities in Fremont, California, and for general corporate purposes. As of September 30, 2000 there was an outstanding balance of $4,741,000 under this agreement. The loan agreement requires that we maintain $5,000,000 of cash and cash equivalents, of which $4,000,000 must remain on deposit with Fleet.

    At September 30, 2000, cash and cash equivalents, exclusive of $5,000,000 of restricted cash, totaled approximately $83,009,000. Our cash and cash equivalents and marketable securities consist mainly of short-term commercial paper and demand accounts with major financial institutions.

    Cash used in operations was $3,665,000 for the nine months ended
September 30, 2000. The net loss for the nine months ended September 30, 2000 of ($10,473,000) was partially offset by non-cash charges for depreciation and stock compensation of $7,471,000. Cash used in investing activities included $36,610,000 of marketable security purchases (net of sales) and $347,000 of purchases of property, plant and equipment. Cash provided by financing activities included $52,688,000 of IPO proceeds and $431,000 of debt repayments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists. In July 1999, the Financial Accounting Standards Board issued SFAS
No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in the first quarter of fiscal 2001 and has not engaged in significant hedging activities or invested in derivative instruments.

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

WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

    We have incurred net losses since our inception in 1995. Before deemed dividends and accretion to redemption value of preferred stock, our net losses were approximately $1.1 million in 1995, $4.8 million in 1996, $6.3 million in 1997, $12.6 million in 1998, $29.2 million in 1999 and $10.5 million for the first nine months of 2000. As of September 30, 2000, our accumulated deficit was approximately $66.8 million. Our losses to date have resulted principally from:

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

                                    ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk relates to our investment portfolio and marketable securities. We do not use derivative financial instruments in our investment portfolio. Our investment portfolio includes fixed income securities that are subject to interest rate risk which will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term investments.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the three months ended September 30, 2000, following the exercise of options to purchase shares of Common Stock that had been granted under the 1995 Stock Option Plan and 1997 Equity Incentive Plan by 11 employees, directors and consultants, the Company issued an aggregate of 141,496 shares of Common Stock for an aggregate purchase price of $57,598. Our issuance of shares of Common Stock upon the exercise of these options was exempt from registration pursuant to Section 4(2) and Rule 701 of the Securities Act of 1933, as amended. The Company also issued options to purchase 6,250 shares of its Common Stock at a weighted average exercise price of $10.56 per share during this period.

    On August 8, 2000, the Company completed an initial public offering of its Common Stock, $.001 par value. The managing underwriters in the offering were Lehman Brothers Inc., Chase Securities Inc., Pacific Growth Equities, Inc., UBS Warburg LLC and Fidelity Capital Markets, a division of National Financial Services Corporation. The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1, No. 333-33022, that was declared effective by the Securities and Exchange Commission on August 2, 2000. On August 3, 2000, our shares commenced trading. All 4,600,000 shares of Common Stock registered under the Registration Statement were sold at a price of $11.00 per share. The aggregate price of the offering amount registered was $50,600,000. In connection with the offering, the Company paid an aggregate of $3,542,000 in underwriting discounts and commissions to the Underwriters and paid other expenses of approximately $1,242,000.

    On September 7, 2000, the Underwriters exercised their option to purchase an additional 690,000 shares of the Company's Common Stock at a price of $11.00 per share. The aggregate offering amount was $7,590,000. In connection with the offering , the Company paid an aggregate of $531,300 in underwriting discounts and commissions to the Underwriters and paid expenses of approximately $186,000.

    After deducting the underwriting discounts and commissions and the estimated offering expenses described above, the Company received net proceeds from the offering of approximately $52.7 million. The Company intends to use the net proceeds for commercialization activities, clinical development of drug candidates and general corporate purposes, including working capital and research expenses. To date, the Company has not used any of the net proceeds from the offering and, pending such use, have invested such proceeds in highly liquid, interest bearing, investment grade securities. None of the Company's net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

    On August 8, upon the closing of our initial public offering, all 16,677,138 outstanding shares of our Preferred Stock were converted into 16,677,138 shares of our Common Stock.

    On October 27, 2000, Versicor filed a Form S-8 with the SEC in which the Company registered 1,100,000 shares under its 2000 Employee Stock Purchase Plan.

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

                                                      VERSICOR INC.

Date: November 13, 2000                                           /s/ GEORGE F. HORNER III
                                                      ------------------------------------------------
                                                                    George F. Horner III
                                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                               (PRINCIPAL EXECUTIVE OFFICER)

Date: November 13, 2000                                          /s/ DOV A. GOLDSTEIN, M.D.
                                                      ------------------------------------------------
                                                                   Dov A. Goldstein, M.D.
                                                       VICE PRESIDENT, OF FINANCE AND CHIEF FINANCIAL
                                                           OFFICER (PRINCIPAL ACCOUNTING OFFICER)