Form 10-Q/A
period 2000-06-30
VERSICOR INC /CA
filed 2001-03-15
CIK 1052547

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

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

                                 VERSICOR INC.
                                     INDEX

Part I--Financial Information

This quarterly report on Form 10-Q/A is being filed as a result of the revision of our financial statements for the three and six month periods ended June 30, 2000 in order to present certain changes to non-cash deferred stock compensation and stock compensation expense. Our Form 10-Q filed on September 13, 2000 is hereby superseded and revised as amended in its entirety.

Item 1. Condensed Financial Statements

  Condensed Balance Sheets as of June 30, 2000 and December
    31, 1999 (Unaudited)....................................      3

  Statements of Operations for the Three and Six Months
    Ended June 30, 2000 and 1999 (Unaudited)................      4

  Statements of Cash Flows for the Six Months Ended June 30,
    2000 and 1999 (Unaudited)...............................      5

  Notes to Condensed Financial Statements...................      6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      9

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................     23

Part II--Other Information

Item 1. Legal Proceedings...................................     23

Item 2. Change in Securities and Use of Proceeds............     23

Item 3. Defaults upon Senior Securities.....................     24

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     24

Item 5. Other Information...................................     24

Item 6. Exhibits and Reports on Form 8-K....................     24

Signatures..................................................     25

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                 VERSICOR INC.

                            CONDENSED BALANCE SHEETS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                                              (REVISED)
                                        ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 31,468      $ 34,619
  Other current assets......................................       352            44
                                                              --------      --------
    Total current assets....................................    31,820        34,663
Restricted cash.............................................     5,000         5,000
Property and equipment, net.................................     4,436         4,817
Employee notes receivable...................................       607           593
Other assets................................................       430           160
                                                              --------      --------
    Total assets............................................  $ 42,293      $ 45,233
                                                              ========      ========

                 LIABILITIES, CONVERTIBLE AND REDEEMABLE CONVERTIBLE
                      PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable..........................................  $    215      $     86
  Accrued liabilities.......................................     2,038         1,932
  Related party payable.....................................        45            21
  Current portion of term loan payable......................       862           862
  Deferred revenue..........................................     1,048           433
                                                              --------      --------
    Total current liabilities...............................     4,208         3,334
Deferred revenue............................................       325           542
Term loan payable...........................................     3,879         4,310
Other long-term liabilities.................................     1,000         2,000
                                                              --------      --------
    Total liabilities.......................................     9,412        10,186
                                                              --------      --------
Convertible and Redeemable Convertible Preferred Stock......    86,714        83,843
                                                              --------      --------
Stockholders' deficit:
  Common Stock..............................................         1             1
  Additional paid-in capital................................    20,915        18,984
  Deferred stock compensation...............................   (12,784)      (12,108)
  Accumulated deficit.......................................   (61,965)      (55,673)
                                                              --------      --------
    Total stockholders' deficit.............................   (53,833)      (48,796)
                                                              --------      --------
    Total liabilities, convertible and redeemable
      convertible preferred stock and stockholders'
      deficit...............................................  $ 42,293      $ 45,233
                                                              ========      ========

     The accompanying notes are an integral part of the condensed financial statements

                                 VERSICOR INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        --------------------   --------------------
                                                        JUNE 30,    JUNE 30,   JUNE 30,    JUNE 30,
                                                          2000        1999       2000        1999
                                                        ---------   --------   ---------   --------
                                                        (REVISED)              (REVISED)
Revenues:
  License fees and milestones.........................   $   259    $      8    $   267    $      8
  Collaborative research and development and contract
    services..........................................     1,301       1,250      2,551       1,250
                                                         -------    --------    -------    --------
    Total revenues....................................     1,560       1,258      2,818       1,258
                                                         -------    --------    -------    --------
Operating expenses:
Research and development:
  Non-cash stock compensation expense.................       (19)        636      1,212         913
  Other research and development expense..............     2,556      15,910      4,962      17,842
                                                         -------    --------    -------    --------
                                                           2,537      16,546      6,174      18,755
                                                         -------    --------    -------    --------
General and administrative:
  Non-cash stock compensation expense.................     1,731           1      2,810           1
  Other general and administrative expense............       515         488      1,084         756
                                                         -------    --------    -------    --------
                                                           2,246         489      3,894         757
                                                         -------    --------    -------    --------
    Total operating expenses..........................     4,783      17,035     10,068      19,512
                                                         -------    --------    -------    --------
Loss from operations..................................    (3,223)    (15,777)    (7,250)    (18,254)
Other income (expense):
  Interest income.....................................       593         121      1,182         224
  Interest expense....................................      (122)     (4,999)      (242)     (5,123)
  Other...............................................        18          --         18          --
                                                         -------    --------    -------    --------
Net loss..............................................    (2,734)    (20,655)    (6,292)    (23,153)
Deemed dividends related to beneficial conversion
  feature of preferred stock..........................        --          --         --        (750)
Accretion of dividends on preferred stock.............    (1,436)       (733)    (2,871)     (1,264)
                                                         -------    --------    -------    --------
Net loss available to common stockholders.............   $(4,170)   $(21,388)   $(9,163)   $(25,167)
                                                         -------    --------    -------    --------
Net loss per share:
  Basic and diluted...................................   $ (4.57)   $ (40.28)   $(11.30)   $ (52.21)
                                                         -------    --------    -------    --------
  Weighted average shares.............................       913         531        811         482
                                                         -------    --------    -------    --------

     The accompanying notes are an integral part of the condensed financial statements

                                 VERSICOR INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 30, 2000   JUNE 30, 1999
                                                              -------------   -------------
                                                                (REVISED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................     $(6,292)       $(23,153)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................         444             471
  Non-cash stock compensation...............................       4,022             914
  Non-cash interest expense on bridge loans.................          --           4,877
  Changes in operating assets and liabilities:
    Other current assets....................................        (308)             58
    Employee notes receivable...............................         (14)            (10)
    Accounts payable........................................         129             (14)
    Accrued liabilities.....................................         107             985
    Related party payable...................................          24             (20)
    Deferred revenue........................................         398           1,192
    Other long-term liabilities.............................      (1,000)          2,000
    (Increase) decrease in other assets.....................        (270)              5
                                                                 -------        --------
      Net cash used in operating activities:................      (2,760)        (12,695)
                                                                 -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.......................         (63)            (92)
                                                                 -------        --------
      Net cash used in investing activities:................         (63)            (92)
                                                                 -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bridge loans and warrants...................          --           5,500
  Proceeds from issuance of common stock....................         103               9
  Repayments of long-term debt..............................        (431)           (431)
  Proceeds from issuance of preferred stock, net............          --           6,750
                                                                 -------        --------
      Net cash provided by (used in) financing activities...        (328)         11,828
                                                                 -------        --------
Net change in cash and cash equivalents.....................      (3,151)           (959)
Cash and cash equivalents at beginning of period............      34,619           4,507
                                                                 -------        --------
Cash and cash equivalents at end of period..................     $31,468        $  3,548
                                                                 =======        ========

NON CASH TRANSACTIONS:
Issuance of common stock under license agreement............     $    --        $    128

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

    After the Company issued its unaudited condensed financial statements for the three and six month periods ended June 30, 2000, it became aware of a revision to the calculation of the non-cash deferred stock compensation and stock compensation expense relating to non-employees. The revision was required to ensure the appropriate treatment of the periodic vesting and cancellation of stock options granted to certain non-employees. As a result, the Company has revised its results for the three and six month periods ended June 30, 2000 and its balance sheet as of June 30, 2000. The impact of this revision on the results of the three and six month periods ended June 30, 2000 and the balance sheet as of June 30, 2000 has been reflected throughout these condensed financial statements and accompanying footnotes and is as follows (amounts in thousands):

                                                     THREE MONTHS                      SIX MONTHS
                                                 ENDED JUNE 30, 2000              ENDED JUNE 30, 2000
                                            ------------------------------   ------------------------------
                                            PREVIOUSLY REPORTED   REVISED    PREVIOUSLY REPORTED   REVISED
                                            -------------------   --------   -------------------   --------
Condensed balance sheet as of June 30,
  2000:
Additional paid in capital................                                        $ 20,662         $ 20,915
Deferred stock compensation...............                                         (12,991)         (12,784)
Accumulated deficit.......................                                         (61,505)         (61,965)

Statements of operations:
Research and development:
  Non-cash stock compensation expense.....        $ (478)          $  (19)             753            1,212
  Other research and development
    expense...............................         2,556            2,556            4,962            4,962
                                                  ------           ------         --------         --------
                                                   2,078            2,537            5,715            6,174
                                                  ------           ------         --------         --------

General and administrative:
  Non-cash stock compensation expense.....         1,731            1,731            2,810            2,810
  Other general and administrative
    expense...............................           515              515            1,084            1,084
                                                  ------           ------         --------         --------
                                                   2,246            2,246            3,894            3,894
                                                  ------           ------         --------         --------
Total operating expenses..................         4,324            4,783            9,609           10,068
Loss from operations......................        (2,764)          (3,223)          (6,791)          (7,250)
Net loss..................................        (2,275)          (2,734)          (5,833)          (6,292)
Net loss available to common
  stockholders............................        (3,711)          (4,170)          (8,704)          (9,163)
Net loss per share--basic and diluted.....         (4.06)           (4.57)          (10.73)          (11.30)

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

3. BASIC AND DILUTED NET LOSS PER COMMON SHARE

    Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share does not differ from basic loss per share since potential common shares are antidilutive for all periods presented and therefore are excluded from the

3. BASIC AND DILUTED NET LOSS PER COMMON SHARE (CONTINUED) calculation of diluted loss per share. The following weighted potentially dilutive common shares were excluded from the computation of net loss per share because their effect was antidilutive:

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

    We recorded $4,698,000 of deferred stock compensation for options granted during the six months ended June 30, 2000. For options granted to employees through June 30, 2000, we expect to record additional amortization expense for deferred compensation as follows: $3,891,000 during the remainder of 2000, $4,819,000 in 2001, $2,565,000 in 2002, $996,000 in 2003 and $78,000 in
2004. Amortization expense relates to options awarded to employees and consultants and is assigned to all operating expense categories in the statements of operations.

    Since our inception, we have incurred significant losses. As of June 30, 2000, we had an accumulated deficit of $61,965,000. We anticipate incurring additional losses, which may increase, for the foreseeable future, including at least through December 31, 2001.

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

    In March 1999, we entered into a collaboration agreement with Pharmacia & Upjohn pursuant to which we are collaborating to discover second and third generation oxazolidinone product candidates. In connection with the collaboration, Pharmacia & Upjohn made an initial equity investment of $3,750,000 and paid research support and license fee payments of $1,200,000 to us. Subject to the approval of certain of our stockholders, we have the option until December 1, 2000 to require Pharmacia & Upjohn to make an additional $3,750,000 equity investment at a price of $7.08 per share. Under the terms of the agreement, we are entitled to receive additional research support payments, and if specified milestones are achieved, up to $14,000,000 in additional milestone payments per compound.

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

    RESEARCH AND DEVELOPMENT EXPENSES.

    Research and development expenses were $2,537,000 in the three months ended June 30, 2000 compared to $16,546,000 for the three months ended June 30, 1999. The decrease in 2000 from 1999 is due to a charge of approximately $14,000,000 for license rights to an Eli Lilly patent and associated inventory in the second quarter of 1999. Non-cash stock compensation expense for the three months ended June 30, 2000 and June 30, 1999 was ($19,000) and $636,000, respectively.

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

    RESEARCH AND DEVELOPMENT EXPENSES.

    Research and development expenses were $6,174,000 for the six months ended June 30, 2000 compared to $18,755,000 for the six months ended June 30, 1999. The decrease in 2000 from 1999 is due to a charge of approximately $14,000,000 for license rights to an Eli Lilly patent and associated inventory in the second quarter of 1999. Non-cash stock compensation expense for the six months ended June 30, 2000 and June 30, 1999 was $1,212,000 and $913,000, respectively.

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

    Cash used in operations was $2,760,000 for the six months ended June 30, 2000. The net loss for the six months ended June 30, 2000 of $6,292,000 was partially offset by non-cash charges for depreciation and stock compensation of $4,466,000. Cash used in investing activities included $63,000 of purchases of property, plant and equipment and cash used in financing activities included debt repayments of $431,000.

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

WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

    We have incurred net losses since our inception in 1995. Before deemed dividends and accretion to redemption value of preferred stock, our net losses were approximately $1.1 million in 1995, $4.8 million in 1996, $6.3 million in 1997, $12.6 million in 1998, $29.2 million in 1999 and $6.3 million for the first six months of 2000. As of June 30, 2000, our accumulated deficit was approximately $62.0 million. Our losses to date have resulted principally from:

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

                                                      VERSICOR INC.

Date: March 14, 2001                                              /s/ GEORGE F. HORNER III
                                                      ------------------------------------------------
                                                                   George F. Horner III
                                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                               (PRINCIPAL EXECUTIVE OFFICER)

Date: March 14, 2001                                             /s/ DOV A. GOLDSTEIN, M.D.
                                                      ------------------------------------------------
                                                                  Dov A. Goldstein, M.D.
                                                       VICE PRESIDENT, OF FINANCE AND CHIEF FINANCIAL
                                                           OFFICER(PRINCIPAL ACCOUNTING OFFICER)