Form 10-Q/A
period 2000-09-30
VERSICOR INC /CA
filed 2001-03-15
CIK 1052547

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

                                 VERSICOR INC.
                                     INDEX

Part I--Financial Information

Item 1. Condensed Financial Statements

This quarterly report on Form 10-Q/A is being filed as a result of the revision of our financial statements for the three and nine month periods ended September 30, 2000 in order to present certain changes to non-cash deferred stock compensation and stock compensation expense. Our Form 10-Q filed on November 13, 2000 is hereby superseded and revised as amended in its entirety.

  Condensed Balance Sheets as of September 30, 2000
    (Unaudited) and December 31, 1999.......................      3

  Statements of Operations for the Three and Nine Months
    Ended September 30, 2000 and 1999 (Unaudited)...........      4

  Statements of Cash Flows for the Nine Months Ended
    September 30, 2000 and 1999 (Unaudited).................      5

  Notes to Condensed Financial Statements...................      6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      8

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................     23

Part II--Other Information

Item 1. Legal Proceedings...................................     24

Item 2. Changes in Securities and Use of Proceeds...........     24

Item 3. Defaults upon Senior Securities.....................     25

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     25

Item 5. Other Information...................................     25

Item 6. Exhibits and Reports on Form 8-K....................     25

Signatures..................................................     26

                     ITEM 1. CONDENSED FINANCIAL STATEMENTS
                                 VERSICOR INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                (REVISED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 46,399        $ 34,619
  Marketable securities.....................................      36,610              --
  Other current assets......................................         506              44
                                                                --------        --------
    Total current assets....................................      83,515          34,663
Restricted cash.............................................       5,000           5,000
Property and equipment, net.................................       4,506           4,817
Employee notes receivable...................................         615             593
Other assets................................................         141             160
                                                                --------        --------
    Total assets............................................    $ 93,777        $ 45,233
                                                                ========        ========

    LIABILITIES, CONVERTIBLE AND REDEEMABLE CONVERTIBLE
     PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $    214        $     86
  Accrued liabilities.......................................       2,922           1,932
  Related party payable.....................................          30              21
  Current portion of term loan payable......................         862             862
  Deferred revenue..........................................         433             433
                                                                --------        --------
    Total current liabilities...............................       4,461           3,334
Deferred revenue............................................         217             542
Term loan payable...........................................       3,879           4,310
Other long-term liabilities.................................       1,000           2,000
                                                                --------        --------
    Total liabilities.......................................       9,557          10,186
                                                                --------        --------
Convertible and Redeemable Convertible Preferred Stock......          --          83,843
                                                                --------        --------
Stockholders' equity (deficit):
  Common Stock..............................................          23               1
  Additional paid-in capital................................     160,510          18,984
  Deferred stock compensation...............................     (10,432)        (12,108)
  Accumulated deficit.......................................     (65,881)        (55,673)
                                                                --------        --------
    Total stockholders' equity (deficit)....................      84,220         (48,796)
                                                                --------        --------
    Total liabilities, convertible and redeemable
      convertible preferred stock and stockholders' equity
      (deficit).............................................    $ 93,777        $ 45,233
                                                                ========        ========

     The accompanying notes are an integral part of the condensed financial statements

                                 VERSICOR INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
                                            -------------   -------------   -------------   -------------
                                              (REVISED)                       (REVISED)
Revenues:
  Collaborative research and development
    and contract services.................     $ 1,301         $ 1,250        $  3,852        $  2,500
  License fees and milestones.............           8               9             275              17
                                               -------         -------        --------        --------
    Total revenues........................       1,309           1,259           4,127           2,517
                                               -------         -------        --------        --------

Operating expenses:

Research and development:
  Non-cash stock compensation expense              790             901           2,002           1,815
  Other research and development expense         3,145           2,476           8,107          20,317
                                               -------         -------        --------        --------
                                                 3,935           3,377          10,109          22,132
                                               -------         -------        --------        --------

General and administrative:
  Non-cash stock compensation expense            1,735              --           4,545               2
  Other general and administrative expense         625             361           1,709           1,116
                                               -------         -------        --------        --------
                                                 2,360             361           6,254           1,118
                                               -------         -------        --------        --------
    Total operating expenses..............       6,295           3,738          16,363          23,250
                                               -------         -------        --------        --------
Loss from operations......................      (4,986)         (2,479)        (12,236)        (20,733)
Other income (expense):
  Interest income.........................       1,193              97           2,375             321
  Interest expense........................        (123)           (419)           (365)         (5,542)
  Other...................................          --             (15)             18             (15)
                                               -------         -------        --------        --------
Net loss..................................      (3,916)         (2,816)        (10,208)        (25,969)
Deemed dividends related to beneficial
  conversion feature of preferred stock...          --              --              --            (750)
Accretion of dividends on preferred
  stock...................................        (615)           (631)         (3,486)         (1,895)
                                               -------         -------        --------        --------
Net loss available to common
  stockholders............................     $(4,531)        $(3,447)       $(13,694)       $(28,614)
                                               -------         -------        --------        --------
Net loss per share:
  Basic and diluted.......................     $ (0.33)        $ (6.38)       $  (2.66)       $ (57.00)
  Weighted average shares.................      13,690             540           5,147             502

     The accompanying notes are an integral part of the condensed financial statements

                                 VERSICOR INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                              ---------------------------------------
                                                              SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                              ------------------   ------------------
                                                                  (REVISED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................       $(10,208)            $(25,969)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................            659                  709
  Non-cash stock compensation...............................          6,547                1,817
  Non-cash interest expense on bridge loans.................             --                4,877
    Changes in operating assets and liabilities:
  Other current assets......................................           (462)                  83
  Employee notes receivable.................................            (22)                 (17)
  Accounts payable..........................................            128                 (103)
  Accrued liabilities.......................................            990                  266
  Related party payable.....................................              9                  (24)
  Deferred revenue..........................................           (325)               1,083
  Other long-term liabilities...............................         (1,000)               2,000
  (Increase) decrease in other assets.......................             19                    7
                                                                   --------             --------
      Net cash flows used in operating activities...........         (3,665)             (15,271)
                                                                   --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities........................        (41,610)                  --
  Sales of marketable securities............................          5,000                   --
  Additions to property and equipment.......................           (347)                (237)
                                                                   --------             --------
      Net cash flows used in investing activities...........        (36,957)                (237)
                                                                   --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering, net................         52,688                   --
  Proceeds from bridge loans and warrants...................             --                5,657
  Proceeds from issuance of common stock....................            145                   16
  Repayments of long-term debt..............................           (431)                (647)
  Proceeds from issuance of preferred stock, net............             --                6,750
                                                                   --------             --------
      Net cash flows provided by financing activities.......         52,402               11,776
                                                                   --------             --------
Net change in cash and cash equivalents.....................         11,780               (3,732)
Cash and cash equivalents at beginning of period............         34,619                4,507
                                                                   --------             --------
Cash and cash equivalents at end of period..................       $ 46,399             $    775
                                                                   --------             --------
NON CASH TRANSACTIONS:
Issuance of common stock under license agreement............       $     --             $    128
Conversion of preferred stock to common.....................       $ 87,329             $     --
Deferred stock compensation.................................       $  4,871             $    475

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

    After the Company issued its unaudited condensed financial statements for the three and nine-month periods ended September 30, 2000, it became aware of a revision to the calculation of the non-cash deferred stock compensation and stock compensation expense relating to non-employees. The revision was required to ensure the appropriate treatment of the periodic vesting and cancellation of stock options granted to certain non-employees. As a result, the Company has revised its results for the three and six month periods ended June 30, 2000 and the three and nine month periods ended September 30, 2000 and its balance sheets as of June 30, 2000 and September 30, 2000. The impact of this revision on the results of the three and nine month periods ended September 30, 2000 and the balance sheet as of September 30, 2000 has been reflected throughout these condensed financial statements and accompanying footnotes and is as follows (amounts in thousands):

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 SEPTEMBER 30, 2000               SEPTEMBER 30, 2000
                                           ------------------------------   ------------------------------
                                           PREVIOUSLY REPORTED   REVISED    PREVIOUSLY REPORTED   REVISED
                                           -------------------   --------   -------------------   --------
Condensed balance sheet as of
  September 30, 2000:
Additional paid in capital...............                                        $161,574         $160,510
Deferred stock compensation..............                                         (10,616)         (10,432)
Accumulated deficit......................                                         (66,761)         (65,881)
Statements of operations:
Research and development:
  Non-cash stock compensation expense....        $ 1,514         $   790            2,267            2,002
  Other research and development
    expense..............................          3,145           3,145            8,107            8,107
                                                 -------         -------         --------         --------
                                                   4,659           3,935           10,374           10,109
                                                 -------         -------         --------         --------
General and administrative:
  Non-cash stock compensation expense....          1,735           1,735            4,545            4,545
  Other general and administrative
    expense..............................            625             625            1,709            1,709
                                                 -------         -------         --------         --------
                                                   2,360           2,360            6,254            6,254
                                                 -------         -------         --------         --------
Total operating expenses.................          7,019           6,295           16,628           16,363
Loss from operations.....................         (5,710)         (4,986)         (12,501)         (12,236)
Net loss.................................         (4,640)         (3,916)         (10,473)         (10,208)
Net loss available to common
  stockholders...........................         (5,255)         (4,531)         (13,959)         (13,694)
Net loss per share--basic and diluted....          (0.38)          (0.33)           (2.71)           (2.66)

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

    We recorded $4,871,000 of deferred stock compensation for options granted during the nine months ended September 30, 2000. For options granted to employees through September 30, 2000, we expect to record additional amortization expense for deferred compensation as follows: $1,561,000 during the remainder of 2000, $4,819,000 in 2001, $2,565,000 in 2002, $996,000 in 2003 and $78,000 in 2004. Amortization expense relates to options awarded to employees and consultants and is assigned to all operating expense categories in the statements of operations.

    Since our inception, we have incurred significant losses. As of September 30, 2000, we had an accumulated deficit of $65,881,000. We anticipate incurring additional losses, which may increase, for the foreseeable future, including at least through December 31, 2001.

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

RESEARCH AND DEVELOPMENT EXPENSES.

    Research and development expenses were $3,935,000 in the three months ended September 30, 2000 compared to $3,377,000 for the three months ended
September 30, 1999. The increase in 2000 from 1999 is primarily due to the increase in clinical expenses for the development of the V-Echinocandin and V-Glycopeptide programs.

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

RESEARCH AND DEVELOPMENT EXPENSES.

    Research and development expenses were $10,109,000 for the nine months ended September 30, 2000 compared to $22,132,000 for the nine months ended
September 30, 1999. The decrease in 2000 from 1999 is primarily due to a charge of approximately $14,000,000 for license rights to an Eli Lilly patent and associated inventory in the second quarter of 1999. Non-cash stock compensation expense for the nine months ended September 30, 2000 and September 30, 1999 was $2,002,000 and $1,815,000, respectively.

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

    Cash used in operations was $3,665,000 for the nine months ended
September 30, 2000. The net loss for the nine months ended September 30, 2000 of $10,208,000 was partially offset by non-cash charges for depreciation and stock compensation of $7,206,000. Cash used in investing activities included $36,610,000 of marketable security purchases (net of sales) and $347,000 of purchases of property, plant and equipment. Cash provided by financing activities included $52,688,000 of IPO proceeds and $431,000 of debt repayments.

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

WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

    We have incurred net losses since our inception in 1995. Before deemed dividends and accretion to redemption value of preferred stock, our net losses were approximately $1.1 million in 1995, $4.8 million in 1996, $6.3 million in 1997, $12.6 million in 1998, $29.2 million in 1999 and $10.2 million for the first nine months of 2000. As of September 30, 2000, our accumulated deficit was approximately $65.9 million. Our losses to date have resulted principally from:

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