Form 10-K
period 2000-12-31
VERSICOR INC /CA
filed 2001-04-02
CIK 1052547

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ---------------------------

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER 000-31145
                        --------------------------------

                                  VERSICOR INC.
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                    04-3278032
(State or Other Jurisdiction of
 Incorporation or Organization)        (I.R.S. Employer Identification No.)

      34790 ARDENTECH COURT                             94555
          FREMONT, CA
(Address of Principal Executive Offices)              (Zip Code)

(Registrant's Telephone Number, Including Area Code):        (510) 739 3000

           Securities Registered Pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED

  Common Stock, Par Value $0.001                      NASDAQ
          Per Share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 13, 2001 as reported on the NASDAQ National Market, was approximately $102,497,499. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 13, 2001, there were outstanding 23,065,363 shares of Common Stock of Versicor Inc.

     Documents Incorporated By Reference: Part III: Portions of the Proxy Statement for Registrant's Annual Stockholders Meeting to be filed within 120 days of fiscal year end.


===============================================================================

                                TABLE OF CONTENTS
                                                                           PAGE

PART I

ITEM 1.    BUSINESS...........................................................1

ITEM 2.    PROPERTIES........................................................24

ITEM 3.    LEGAL PROCEEDINGS.................................................24

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............24

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS...............................................25

ITEM 6.    SELECTED FINANCIAL DATA...........................................27

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.........................................28

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........31

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................31

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE............................................32

 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................33

ITEM 11.  EXECUTIVE COMPENSATION.............................................33

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....33

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................33

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....34

                                     PART I

ITEM 1  BUSINESS

          THE FOLLOWING DESCRIPTION OF OUR BUSINESS SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THE DESCRIPTION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "INTEND," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PLAN" AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO US ARE INCLUDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN OF THE RISK FACTORS SET FORTH BELOW AND IN THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE, AND THOSE FACTORS DESCRIBED UNDER "RISK FACTORS." IN THIS ANNUAL REPORT ON FORM 10-K, REFERENCES TO "VERSICOR," "WE," "US" AND "OUR" REFER TO VERSICOR INC.

OVERVIEW

          Versicor is a biopharmaceutical company focused on the marketing, development and discovery of pharmaceutical products for the treatment of bacterial and fungal infections. The market for antiinfective products is large and growing, reporting nearly $24 billion in worldwide sales in 1998. We intend to focus on antiinfective products that have competitive advantages over existing products, such as greater potency, improved effectiveness against resistant strains and reduced toxicity. Because the development process for antiinfectives is relatively efficient and well-defined, we believe the costs and time required to bring new products to market can be significantly less than other major therapeutic categories.

          We have a distinct, two-fold approach to product development and marketing. Our primary strategy is to focus on the development of proprietary products, concentrating on injectable antibiotic and antifungal products for the hospital market, which accounted for $6.5 billion in worldwide sales in 1998. We expect to market these products to hospitals in North America through our own direct sales force, which we believe can be established with a targeted and cost-effective sales and marketing infrastructure. Our product candidates target disease indications that represent substantial markets where there is significant demand for new therapies.

        Our secondary strategy is to collaborate with major pharmaceutical companies to develop orally administered antibiotic and antifungal products. Orally administered products require substantial development expenditures and extensive sales and marketing infrastructures to reach their full market potential. Through these collaborations, we intend to leverage our technology platform to discover and supply lead compounds while our partners conduct pre-clinical, clinical development, marketing and sales activities to transform the compounds into pharmaceutical products. We expect to receive research funding, milestone payments and equity investments from our collaborative partners, as well as royalty fees if the products are commercialized.

 PROPRIETARY PRODUCTS

          Our lead product candidate, V-Echinocandin (anidulafungin), is an antifungal intended for the intravenous treatment of serious systemic fungal infections. V-Echinocandin has potent fungicidal activity, a broad spectrum of activity against CANDIDA (including fluconazole-resistant strains) and ASPERGILLUS, low potential for developing resistance and a novel mechanism of action. We believe V-Echinocandin will have competitive advantages over existing therapies because it combines potent fungicidal activity with a good safety profile. We began a Phase III trial in esophageal candidiasis in the first quarter of 2001. We plan to begin additional clinical trials in invasive CANDIDA and ASPERGILLUS in the second half of 2001.

          Our second product candidate, V-Glycopeptide (dalbavancin), is a second-generation antibiotic belonging to the same class as Vancomycin and is intended for the treatment of serious systemic infections, particularly STAPHYLOCOCCI. V-Glycopeptide has potent bactericidal effect. In comparison to Vancomycin, V-Glycopeptide has more potent activity, enhanced potency against methicillin-resistant STAPHYLOCOCCUS strains, and appears to be suitable for once-daily administration. V-Glycopeptide is currently in Phase I safety and tolerance studies in the United States and we expect to begin Phase II studies in the United States during the first half of 2001.

PARTNERED PRODUCT PROGRAMS

          Our first partnered product program is a collaboration with Pharmacia Corporation aimed at identifying second and third generation oxazolidinones. Oxazolidinones are the first new major chemical class of antibacterial products to enter the market in over 30 years. They are active against a broad range of bacteria, including multidrug resistant STAPHYLOCOCCI, STREPTOCOCCI and ENTEROCOCCI. Pharmacia Corporation received FDA approval , independent of us, for the first generation oxazolidinone called LinezolidTM (ZyvoxTM). We have identified several structurally novel second generation oxazolidinone candidates that have a broader spectrum of activity (including the key respiratory pathogen
H. INFLUENZAE), improved potency against multidrug resistant bacteria, and good activity in preclinical IN VIVO studies when administered orally.

          Our second partnered product program is a collaboration with Novartis Pharma AG to develop deformylase inhibitors. Deformylase is an essential enzyme present in bacteria but absent in human cells, and thus represents a good target for the discovery of inhibitors that can serve as broad spectrum antibacterial agents. We have identified several lead molecules that are active against multidrug resistant strains, as well as important respiratory pathogens such as
S. PNEUMONIAE, H. INFLUENZAE and M. CATARRHALIS. Several lead compounds have demonstrated activity in IN VIVO preclinical studies when administered orally, representing a rare example of DE NOVO design of an active antibacterial agent.

 DISCOVERY PLATFORM

          We intend to expand our product portfolio through our integrated discovery platform that combines our proprietary expertise in the critical areas of genomics and rational drug design, as well as lead optimization. In addition, we have established a lead optimization partnership called BIOCOR with Biosearch Italia. Through this partnership, Biosearch contributes lead compounds and we contribute our expertise in genomics, rational drug design and lead optimization to generate promising new antiinfective product candidates.

 RECENT DEVELOPMENTS

          V-Echinocandin began a Phase III trial in esophageal candidiasis in the first quarter of 2001. V-Glycopeptide is still in Phase I clinical trials; Phase II clinical trials are expected to begin by the end of the first half of 2001.

          Our licensing and collaboration agreements have been successful during 2000. In December 2000, we expanded our collaboration with Biosearch Italia, known as BIOCOR, by sponsoring additional chemists in Italy and increasing assays put into the partnership, while Biosearch Italia increased the number of product libraries it is contributing. BIOCOR is an exclusive lead optimization partnership in which Biosearch contributes leads and we supply our combinatorial and medicinal chemistry expertise to optimize the leads and identify product candidates.

          In October 2000, Pharmacia Corporation increased its funding for our collaboration by 30%. Through this collaboration agreement we intend to pursue the discovery of second and third generation oxazolidinone product candidates.

          Changes in our management and Board of Directors included the hiring of Dr. Timothy Henkel, M.D., Ph.D. to serve as our Chief Medical Officer. Dr. Henkel was most recently Vice President of Worldwide Anti-Infective Clinical Development at SmithKline Beecham where he was employed for the last six years. Prior to joining SmithKline Beecham, Dr. Henkel was a faculty member at Washington University School of Medicine. Mr. Thomas C. McConnell resigned as a member of our Board of Directors in December 2000 as a result of a change in his investment focus from healthcare to telecommunications.

 THE ANTIINFECTIVE MARKET

          Infectious diseases are caused by pathogens, such as bacteria and fungi that enter the body through the skin or mucous membranes of the lungs, nasal passages or gastrointestinal tract, and overwhelm the body's immune system. These pathogens then establish themselves in various tissues and organs throughout the body and cause a number of serious and, in some cases, lethal infections, including those of the bloodstream, skin and soft tissue, heart, lung, liver and urinary tract. Patients with impaired immune systems due to age, chemotherapy, bone marrow transplants, organ transplants or AIDS are particularly susceptible to such infections.

          According to the most recent data provided by the U.S. Centers for Disease Control and Prevention, for the period 1980 to 1992, approximately two million hospital-acquired infections occurred annually in the United States, accounting for more than eight million days of extended hospital stay and causing more than $4 billion in additional health care costs for each of those years. While overall per capita mortality rates declined in the United States from 1980 to 1992, the per capita mortality rate due to infectious diseases increased 58% over this period, making infectious diseases the third leading cause of death in the United States. We believe that bacterial and fungal infections, especially infections caused by difficult-to-treat, drug resistant bacteria and fungi, cause or contribute to a substantial majority of these deaths.

          Antiinfective pharmaceutical products work by interfering with specific targets in a bacterial or fungal pathogen, thereby inhibiting a cell function essential to its growth or survival. Currently available antiinfective products can be divided into the following five broad categories, according to the type of cell function they inhibit: (1) tetracyclines, macrolides and aminoglycosides (protein synthesis); (2) penicillins, cephalosporins, carbapenems, and glycopeptides (cell wall synthesis); (3) fluoroquinolones (nucleic acid synthesis); (4) trimethoprim and sulfonamides (cell metabolism); and (5) azoles and polyenes (fungal cell membrane synthesis/function).

          Currently available antiinfective products have a number of limitations. Many are not as potent as new products under development, and their efficacy is fading as the number of multidrug resistant strains of bacteria and fungi increases. Many also have severe adverse side effects. Despite these limitations, there has been only one new class of anti-bacterial products (oxazolidinones) brought to the market in over 30 years. We believe the lack of new products is due to the misperception that bacterial and fungal infections had been conquered. As a result, most major pharmaceutical companies de-emphasized their efforts to discover and develop new antiinfective therapies

          We believe the antiinfective market presents a highly attractive opportunity for three major reasons, as follows:

     - LARGE MARKET. The market for antibiotics and antifungals represents the third largest worldwide pharmaceutical drug market, with 1998 sales of nearly $24 billion. The hospital antiinfective market, where we will target our proprietary products, totaled $6.5 billion worldwide in 1998.

     - GROWING NEED FOR NEW DRUGS. The number of patients with impaired immune systems has been increasing dramatically due to the aging of the population, growing use of therapies, such as chemotherapy, bone marrow transplants and organ transplantation, and the prevalence of AIDS. These patients are particularly susceptible to serious infection because of their immunosuppression. In addition, the increasing resistance of infectious agents has led to an increased number of serious infections in patients who are not immunosuppressed. As a result, there is a strong demand for new drugs that are more potent, more effective against resistant strains and that cause fewer side effects than existing therapies.

     - EFFICIENT AND WELL-DEFINED DRUG DEVELOPMENT PROCESS. IN VITRO and early IN VIVO testing of antiinfective drugs has been shown to be more predictive of clinical results than other therapeutic categories. Moreover, antiinfectives that successfully complete Phase I clinical testing are more likely to be efficacious and to receive regulatory approval. As a result, the costs and time required to develop antiinfectives are greatly reduced in comparison to other major therapeutic categories.

OUR STRATEGY

           Versicor's objective is to be a leader in the marketing and development of pharmaceutical products for the treatment of bacterial and fungal infections in the hospital setting. We intend to focus on products that have a competitive marketing advantage over existing drugs, such as greater potency, effectiveness against resistant strains and reduced toxicity. We have a distinct, two-fold approach to product development and marketing. Our primary strategy is to focus on the development of proprietary products, concentrating on injectable antibiotic and antifungal products for the hospital market. Our secondary strategy is to collaborate with major pharmaceutical companies to develop orally administered products. Versicor's top management has over 50 years of experience with large multinational pharmaceutical companies evaluating preclinical, clinical and marketed antiinfective drugs. We believe this extensive experience will give us a competitive advantage in selecting those products that can be most effectively commercialized.

 OUR PRODUCT CANDIDATES

           Our product candidates can be divided into two categories: proprietary products and partnered product programs. Proprietary products are injectable antibiotics and antifungals developed or acquired by us for the treatment of serious infections in the hospital setting. Partnered product programs are orally administered antibiotics and antifungals developed through our collaborations for the treatment of community-acquired infections that can often be treated with bacteriostatic agents. The table below summarizes our product candidates and programs, their target infections, their nature of activity and their development status.


                         PRODUCT CANDIDATES AND PROGRAMS

------------------------ ---------------------------   -------------------------  -------------------------
      PRODUCT                      TARGET                      NATURE OF              DEVELOPMENT
  CANDIDATE/PROGRAM               INFECTIONS                    ACTIVITY                 STATUS
------------------------  --------------------------   -------------------------  -------------------------
--------------------------------------------------------------------------------  -------------------------
                                         PROPRIETARY
--------------------------------------------------------------------------------  -------------------------
------------------------- --------------------------   -------------------------  -------------------------
V-Echinocandin             CANDIDA                      Fungicidal                Phase III
ASPERGILLUS

-------------------------  -------------------------    ------------------------  -------------------------
-------------------------  -------------------------    ------------------------  -------------------------
V-Glycopeptide             STAPHYLOCOCCI                Bactericidal             Phase I

-------------------------  -------------------------    ------------------------  -------------------------
-------------------------  -------------------------    ------------------------  -------------------------
VRC-3950                   E. COLI                      Bactericidal             Pre-clinical
                           S. AUREUS                                             IN VIVO
                           PSEUDOMONAS

-------------------------  -------------------------    ------------------------  -------------------------
-----------------------------------------------------------------------------------------------------------
                                                PARTNERED
-----------------------------------------------------------------------------------------------------------
-------------------------  -------------------------    ------------------------  -------------------------
Oxazolidinones             STAPHYLOCOCCI                Bacteriostatic           Pre-clinical
(Pharmacia Corporation)    STREPTOCOCCI                                          IN VIVO
                           ENTEROCOCCI

-------------------------  -------------------------    ------------------------  ------------------------
-------------------------  -------------------------    ------------------------  ------------------------
Deformylase                S. PNEUMONIAE                Bacteriostatic           Pre-clinical
Inhibitors                 H. INFLUENZA                                          IN VIVO
(Novartis Pharma AG)       M. CATARRHALIS

-------------------------  -------------------------    ------------------------  ------------------------


 PROPRIETARY PRODUCTS

V-ECHINOCANDIN, A NOVEL ANTIFUNGAL FOR THE TREATMENT OF SERIOUS INFECTIONS

           TARGET INFECTIONS. Serious fungal infections such as CANDIDA and ASPERGILLUS generally occur in patients with impaired immune systems In 1998,
2.5 million patients were hospitalized in the United States for chemotherapy, organ transplantation or AIDS. Approximately 25% of these patients developed serious fungal infections, which in these patient populations are associated with a high percentage of morbidity and mortality. The mortality rate for CANDIDA infections has been reported to be 38%, and that for ASPERGILLUS is over 80%.

           The number of patients suffering from serious fungal infections is increasing and the treatment options remain very limited. Currently, there are only two major classes of antifungal drugs widely used clinically: the polyenes

(amphotericin B and related compounds) and the azoles (fluconazole and itraconazole). A compound, CancidasTM (caspofunginTM) or MK-0991, in the same class as our V-Echinocandin, recently received FDA approval for salvage therapy in Aspergillosis. V-Echinocandin has shown superior IN VITRO potency to MK-0991 against CANDIDA and ASPERGILLUS (see Figures A and B below). The polyenes generally are limited by serious side effects, including chills, diarrhea, nausea, vomiting and metabolic/nutritional disorders. The azoles are limited by the fact that they inhibit rather than kill fungi and by an increasing resistance problem. Despite these limitations, these two drug classes generated over $1 billion in U.S. sales in 1998.

           PRODUCT DESCRIPTION. Versicor is developing V-Echinocandin to target the need for a new class of antifungal drug that combines the efficacy and killing effect of the polyenes with the safety profile of the azoles. V-Echinocandin is a novel intravenous antifungal product candidate derived from a naturally occurring molecule that has been significantly improved through chemical modification. We believe V-Echinocandin has the following competitive advantages:

           POTENT BROAD SPECTRUM ACTIVITY. V-Echinocandin has highly potent IN VITRO activity against the fungi responsible for serious systemic infections, and is especially active against CANDIDA, including fluconazole-resistant strains, and ASPERGILLUS. Figures A and B below illustrates the IN VITRO potency of V-Echinocandin.

           FUNGICIDAL. Five minutes exposure to V-Echinocandin IN VITRO kills more than 99% of CANDIDA. By comparison, azoles such as fluconazole are fungistatic, meaning that they merely inhibit the growth of fungi and do not kill them. This is an important feature of V-Echinocandin, because its target patient population is immunosuppressed. Patients that are severely immunosuppressed can be more effectively treated with a therapy that is fungicidal rather than fungistatic.

           NOVEL MECHANISM OF ACTIVITY. V-Echinocandin is a new class of antifungal drug that selectively inhibits a critical enzyme found only in fungi that is involved in cell wall synthesis. This mechanism is completely different from that of the polyenes and azoles. Because of this different mechanism, there is no known cross-resistance with marketed pharmaceutical products (products with same mechanism frequently show cross-resistance).

           LOW POTENTIAL FOR DEVELOPING RESISTANCE. In the laboratory it has proved very difficult to develop resistance to V-Echinocandin. Under the same conditions it is easy to develop resistance to fluconazole.

           WELL TOLERATED IN HUMANS. In five separate clinical trials involving over 100 volunteers and patients, V-Echinocandin was well tolerated and safe.

 POTENCY.

                                    FIGURE A

                                  CANDIDA spp.

[EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC]


                        C.albicans      C.glabrata
MIC90
V-Echinocandin           0.25             0.25
Amphotercin B            2.00             2.00
Fluconazole             32.00            64.00
MK-0991                  1.00             1.00

                                    Source: J. Clin. Microbiol. (1998), 36:2950
                                            J. Clin. Microbiol. (1997), 36.198


                                    FIGURE B

                                ASPERGILLUS spp.

[EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC]

MEAN MIC                A.fumigatus     A.flavus
MIC90
V-Echinocandin           0.06             0.08
MK-0991                  2.15             0.50
Amphotercin B            1.00             1.07


                                    Source: J. Clin. Microbiol. (1998), 36:2950
                                            J. Clin. Microbiol. (1997), 36:198

           Figure A above illustrates IN VITRO potency for V-Echinocandin and three control drugs against CANDIDA as measured by the minimal concentration of drug that inhibits the growth of 90% of species, or MIC90. Figure B above illustrates the IN VITRO potency for V-Echinocandin and two control drugs against ASPERGILLUS, as measured by the mean minimal concentration of drug that inhibits growth, or mean MIC. The lower the MIC number (shown by the bar), the more potent the drug. The results show that V-Echinocandin has superior potency to the comparative antifungal drugs.

            PHASE II RESULTS. V-Echinocandin demonstrated clinical efficacy and was well tolerated in a non-comparative Phase II clinical trial involving 29 evaluable patients with esophagitis. Esophagitis is an inflammation of the lower part of the esophagus, usually caused by a fungal infection such as CANDIDA. It is a disease occurring largely in AIDS patients and is a serious cause of morbidity. Patients enrolled in this trial were treated with daily intravenous infusions of V-Echinocandin for up to 21 days. By the end of the treatment, over 80% of evaluable patients were cured or improved as measured by an endoscope, an instrument permitting visual examination of the esophagus. No significant drug-related complications were reported. The results of this study are summarized in the table below:

-------------------------   ---------   ---------  ---------   ----------------
         DOSAGE              COMPLETE    PARTIAL   TREATMENT      OBJECTIVE
  (LOADING/MAINTENANCE)     RESPONSES   RESPONSES   FAILURES     RESPONSE RATE

-------------------------    --------   --------   --------    ---------------
-------------------------    --------   --------   --------    ---------------
50 mg / 25 mg                       8          5          3    13/16 (81%)
-------------------------    --------   --------   --------    ---------------
-------------------------    --------   --------   --------    ---------------
70 mg / 35 mg                       9          2         2     11/13 (85%)
-------------------------    --------   --------   --------    ---------------


           A subsequent safety and tolerance study indicated that people can be safely dosed with twice the amount of V-Echinocandin administered in the above-mentioned esophagitis trial. We believe V-Echinocandin should achieve improved efficacy at this higher dose. In the first quarter of 2001, we began a Phase III trial against esophagitis that will compare V-Echinocandin with fluconazole. We also intend to initiate additional trials for the treatment of other infections caused by CANDIDA and ASPERGILLUS in the second half of 2001.

V-GLYCOPEPTIDE, A SECOND GENERATION ANTIBIOTIC FOR THE TREATMENT OF SERIOUS GRAM-POSITIVE INFECTIONS

           TARGET INFECTIONS. In 1995, there were 1.9 million nosocomial (occurring in a hospital) infections and there were 88,000 deaths attributed to them. Bacteria causing infections are commonly divided into two types of infections, Gram-positive and Gram-negative. Clinically important examples of Gram-positive bacteria include STAPHYLOCOCCI, STREPTOCOCCI and ENTEROCOCCI. Gram-positive cocci, especially STAPHYLOCOCCI, are a significant cause of nosocomial infections (e.g., they are responsible for 44% of those that occur in the bloodstream). It has been estimated that the overall mortality rate for staphylococcal infections is about 25%. The two major STAPHYLOCOCCI responsible for nosocomial infections are STAPHYLOCOCCUS AUREUS and STAPHYLOCOCCUS EPIDERMIDIS. There is particular concern regarding the increasing prevalence of multidrug resistant forms of these two pathogens, which are referred to as MRSA and MRSE, respectively. Vancomycin is currently the drug of choice to treat serious staphylococcal infections caused by MRSA and MRSE in the hospital setting. Vancomycin is an intravenous drug and, although widely used, is limited by an infusion related side effect called the "Red Man Syndrome" that results in a marked flushing of the patient and other more serious effects. Vancomycin also has a rather short duration of action in the patient after administration and requires dosing to be administered two to four times a day.

           PRODUCT DESCRIPTION. Versicor is developing V-Glycopeptide as an improved alternative to Vancomycin. V-Glycopeptide is a second generation glycopeptide intended for the intravenous treatment of serious hospital-based infections caused by gram-positive cocci, especially those caused by MRSA and MRSE, where the majority of Vancomycin is currently used. V-Glycopeptide will not be targeted for infections caused by ENTEROCOCCI, which account for only a small portion of Vancomycin use. This novel glycopeptide has been developed by chemical modification of a naturally occurring antibiotic. We believe V-Glycopeptide offers the following competitive advantages over Vancomycin:

     - More potent broad spectrum of gram-positive activity. V-Glycopeptide is a significantly more potent antibiotic IN VITRO against a range of gram-positive bacteria, including all of the staphylococcal species.

     - Enhanced potency against MRSA and MRSE. The most difficult STAPHYLOCOCCI to treat are multidrug resistant MRSA and MRSE, for which Vancomycin is virtually the only treatment option available.
          As shown in Figure C below, V-Glycopeptide is IN VITRO the most potent antibiotic belonging to the glycopeptide class against MRSA and MRSE.

     - Once daily dosing. A variety of different animal model studies have shown that V-Glycopeptide has a long duration of action after administration, permitting a less frequent dosing regimen. It is anticipated that V-Glycopeptide will need to be administered only once a day to patients, which represents an improvement over Vancomycin, which has to be administered two to four times a day.

                                    FIGURE C

                       Methicillin-Resistant STAPHYLOCOCCI

[EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC]


MIC90           MRSA            MRSE
V-Glycopeptide  0.25            0.25
Vancomycin      4.00            4.00
Teicoplanin     8.00           16.00
LY333328        2.00            1.00

                                                 Source:    JAC (1999), 44:179

           Figure C compares the IN VITRO potency of the four major glycopeptides as measured by the minimal concentration of drug that inhibits the growth of 90%, or MIC90 of species of MRSA or MRSE. The lower the amount of drug required to inhibit the bacteria, the greater the potency. The results show that V-Glycopeptide has significantly greater potency than the other glycopeptides shown.

           PHASE I STATUS. V-Glycopeptide is currently in Phase I testing during which its safety and tolerance are being investigated. Initial studies have been completed in the United Kingdom and we anticipate completing further Phase I studies in the United States during the first half of 2001. Phase II studies will be conducted in the United States starting in the first half of 2001. These studies will involve indications for bloodstream and skin and soft tissue infections. In both cases V-Glycopeptide will be tested against drugs currently used for similar indications.

VRC-3950, A BROAD SPECTRUM BACTERICIDAL ANTIBIOTIC CLASS FOR HOSPITALS

           We are currently developing a new class of broad spectrum bactericidal antibiotics for hospital-based infections called VRC-3950. After an extensive search of the literature for lead molecules that were underexploited, had good IN VIVO activity and were suitable for optimization by combinatorial chemistry, we have chosen to work with a compound called VRC-3950. VRC-3950 has a novel mechanism of activity and has demonstrated excellent IN VIVO activity in preclinical studies. It has no cross-resistance to existing antibacterial drugs and has a low frequency of resistance development in the laboratory. Our scientists have overcome difficulties in measuring the activity of this molecule by developing a proprietary IN VITRO assay. We are currently preparing and screening VRC-3950 analog libraries and following up on initial leads to find new patentable preclinical compounds.

 PARTNERED PRODUCTS

 Oxazolidinones

           Versicor is collaborating with Pharmacia Corporation to identify a second generation oxazolidinone. The oxazolidinones are the first major new chemical class of antibacterial products to enter the market in over 30 years. Pharmacia Corporation has received FDA approval, independent of us, for a new drug called ZyvoxTM, the most advanced molecule in this class. Based on historical precedents for antibiotics, we believe it is likely that the development of subsequent generations of oxazolidinones with improved potency and broader spectrum of activity will create a major market opportunity. Oxazolidinones are active against a broad spectrum of gram-positive pathogens, including multidrug resistant STAPHYLOCOCCI, STREPTOCOCCI and ENTEROCOCCI. They have a novel mechanism of action involving inhibition of an early step in protein biosynthesis. Oxazolidinones are mechanistically novel and have no cross-resistance to other classes of antibiotics. In addition, IN VITRO preclinical studies have shown that it is very difficult for bacteria to develop resistance to the oxazolidinones.

           We began working on oxazolidinones at a time when several major pharmaceutical companies were already actively involved in the area. By leveraging our expertise in combinatorial chemistry, our scientists performed lead optimization around the core oxazolidinone structure and identified several novel lead structures with good IN VIVO activity when administered orally. As a result of our relatively rapid progress in this area, Pharmacia Corporation, the leader in this field, signed a collaboration agreement with us in March 1999. We have identified several novel molecules with an enhanced spectrum of activity, including activity against the pathogen H. INFLUENZA, improved potency against multidrug resistant bacteria including MRSA, MRSE, Vancomycin resistant ENTEROCOCCI and penicillin resistant STREPTOCOCCUS PNEUMONIAE. Several compounds have also demonstrated good activity in IN VIVO preclinical studies when administered orally and are therefore undergoing advanced IN VIVO testing. Advanced IN VIVO testing includes testing the efficacy of the compounds with increased dosages, the absorption of the compound in the blood, the differences between the oral formulation and the intravenous formulation and the toxicity of the compound. We believe this represents significant progress in our collaborative effort to identify a product candidate for clinical development. In October 2000, we announced a 30% increase in funding from Pharmacia Corporation for this collaboration.

 DEFORMYLASE INHIBITORS

           We are collaborating with Novartis Pharma AG to develop deformylase inhibitors as antibacterial agents. Deformylase is an essential enzyme present in bacteria but absent in human cells, thus representing a good target for the discovery of inhibitors that can serve as broad spectrum antibacterial agents. Deformylase is a metal-containing enzyme, or metalloenzyme. If this metal is removed or interfered with, the enzyme can no longer function. Since it is possible to design molecules that bind to metals, this makes it especially attractive for the design of mechanism-based drugs. Captopril, the first drug to be rationally designed using this approach, as opposed to using empiric screening, is an inhibitor of a metalloenzyme called Angiotensin Converting Enzyme, or ACE. The design of Captopril represented a major pharmaceutical breakthrough. Deformylase offers a unique opportunity for integrating this principle of mechanism-based drug design with our combinatorial chemistry-based approach.

           Based on our scientists' experience in the Captopril field and with other metalloenzyme inhibitors, we initiated a highly focused chemistry effort targeting the rational design and synthesis of deformylase inhibitors. We designed a set of pharmacophoric libraries specifically suited for metalloenzyme targets and also developed new synthetic methodologies for the preparation of these libraries. Screening these libraries against deformylase led to the identification of several molecules with excellent enzymatic and whole cell inhibitory activity. Our proprietary Gene to Screen technology helped identify those leads that inhibited bacterial growth by specifically inhibiting deformylase. Through proper integration of combinatorial chemistry with medicinal chemistry, more specific lead series were further optimized with excellent selectivity, as well as activity against clinically significant multidrug resistant bacteria. Several of these compounds have demonstrated IN VIVO activity in preclinical studies when administered orally. IN VIVO active molecules superior to the initial lead are currently undergoing further pre-clinical evaluation that examines the absorption of the molecules in the blood over time. During 2000, we achieved the second and third milestones for this collaboration.

OUR DISCOVERY PLATFORM

           We use our capabilities in genomics, rational drug design, lead optimization and our BIOCOR collaboration to fuel both our proprietary product and partnered product pipelines. We believe the strength of our discovery platform has been validated by our corporate collaborations.

 LEAD OPTIMIZATION

        Several  members of our  scientific  staff are  pioneers in the field of combinatorial chemistry. We have focused our efforts on the practical applications of this powerful technology for the discovery and development of new antibacterial agents. We believe that the best use of combinatorial chemistry is in lead optimization via preparation of hundreds of discrete, well-characterized compounds based on core lead structures. We have analyzed the antibacterial field to arrive at potential lead optimization candidates that are either previously abandoned molecules or are molecules on which work is still being done. In both cases, we have chosen molecules that have the potential for significant improvements in potency, spectrum of activity or other properties. Our expertise allows us to develop combinatorial methods of analoging synthetically complex lead structures that would otherwise appear unapproachable. Once a suitable molecule for lead optimization is selected, we establish a proprietary position by using combinatorial chemistry to prepare new analogs intended to be outside the patent scope of our likely competitors. Following the discovery of novel bioactive lead structures, we integrate our combinatorial and medicinal chemistry efforts to prepare individual molecules that can be navigated efficiently through preclinical testing. Once an IN VIVO active lead has been established, we determine whether the molecule best fits our proprietary product or our partnered product portfolio. The successful execution of this strategy has been demonstrated by our partnered oxazolidinone project with Pharmacia Corporation.

 RATIONAL DRUG DESIGN - MECHANISM-BASED DRUG DESIGN

       The complete genetic blueprints, or genomes, of the majority of clinically relevant bacteria are now accessible through the internet. We take a highly focused and practical approach to using the genomic information by carefully selecting targets that have a mechanism suited to rational drug design. To facilitate efficient integration of mechanism-based drug discovery with combinatorial chemistry, we select mechanism-based families of targets such as metalloenzymes. We search genomes for characteristic genetic signatures and compare different genomes to identify targets that are present in a clinically relevant spectrum of bacteria. We use genetic techniques to establish that any target selected is essential for growth, and confirm this in several relevant bacterial species. Once we have carefully selected the target, we begin a highly focused chemistry effort using mechanism-based drug design. We then apply our "Gene to Screen" technology that allows us to increase or decrease the amount of target gene product (usually an enzyme) inside a cell by use of a special genetic tool regulator. Our ability to vary the concentration of a target enzyme inside a cell has proved an important support tool for our chemists, as they can then confirm whether a potent enzyme inhibitor stops the growth of bacteria by inhibiting the same enzyme. "Gene to Screen" allows our chemists to select leads that have the correct mechanism, without the inhibition of other enzymes that could result in toxicity. This integrated approach has been validated by our metalloenzyme program with Novartis Pharma AG to develop deformylase inhibitors. We are currently working with four additional metalloenzyme targets in our internal research program to build on this success in our novel molecules programs.

 BIOCOR COLLABORATION

           In February 1998, we established an exclusive lead optimization partnership called BIOCOR with Biosearch Italia of Gerenzano, Italy. Through this partnership, Biosearch contributes leads and we contribute our combinatorial and medicinal chemistry expertise to optimize the leads and identify product candidates. The advantage of working with these leads is that they have already been shown to inhibit the growth of intact bacterial cells. Penetrating an intact cell is frequently a major obstacle to the successful development of an active drug. Biosearch Italia is the management spin-off of an infectious disease research center that was formerly part of Hoechst Marion Roussel, now called Aventis. Biosearch has been screening microbial fermentations at this site for over 20 years. BIOCOR provides us with access to the attractive area of natural product leads without the expensive infrastructure necessary to generate such leads independently. In December 2000, we expanded this collaboration by sponsoring additional chemists in Italy and increasing assays put in BIOCOR. Biosearch Italia has increased the number of natural product libraries that they are contributing to BIOCOR.

LICENSING AND COLLABORATIVE AGREEMENTS

           Our strategy includes the selective in-licensing of compounds that have demonstrated potential, as well as entering into collaborations with major pharmaceutical companies to develop partnered products targeted for markets outside the hospital setting. To date, we have entered into license agreements with Eli Lilly with respect to V-Echinocandin and with Biosearch Italia with respect to V-Glycopeptide. We have entered into collaboration agreements with Pharmacia Corporation with respect to the development of second generation oxazolidinones and with Novartis with respect to the development of deformylase inhibitors. As discussed above, we also have a collaboration agreement with Biosearch Italia with respect to the generation of leads.

 ELI LILLY

           In May 1999, we obtained from Eli Lilly an exclusive worldwide license for the development and commercialization of V-Echinocandin, which was then known as LY303366. We paid $11 million for the license and have agreed to pay an additional $3 million for product inventory of which we have paid $1 million. We are also obligated to make $51 million in payments to Eli Lilly if specified milestones are achieved on the intravenous formulations of V-Echinocandin. Of the $51 million payment for the intravenous formulation, $14 million is contingent on developments in the United States and Canada, $16 million is contingent on developments in Japan and Europe and $21 million is contingent on cumulative sales of the intravenous formulation. We are obligated to make $79 million in additional payments to Eli Lilly if specified milestones are achieved on the oral formulations of V-Echinocandin. We are required to pay to Eli Lilly royalties in respect of sales of any product resulting from the compound. We may terminate this agreement with Eli Lilly at any time by giving ninety days' written notice. Otherwise, the license terminates on a country-by-country basis as all of our royalty obligations are satisfied in each country. We have also granted to Eli Lilly an option to license the exclusive worldwide development and commercialization rights to oral formulations of V-Echinocandin, which is exercisable upon successful completion of Phase II clinical trials. If Eli Lilly exercises this option, we will have the right to receive royalty payments and reimbursement of 125% of the prior development expenses and 100% of the milestone payments attributed to the development and commercialization of the oral formulation of V-Echinocandin. We will also have the right to co-promote the oral product with Eli Lilly.

 BIOSEARCH ITALIA

           In February  1998,  we entered  into two  agreements  with  Biosearch
Italia: a license agreement and a collaborative agreement. Under the license agreement, Biosearch granted us an exclusive license to develop and commercialize V-Glycopeptide, then called BI-397, in the United States and Canada. In exchange for the license and upon the receipt of favorable results in pre-clinical studies, we paid $3 million and issued 250,000 shares of our common stock to Biosearch. We are obligated to make up to $9.5 million in additional payments upon the achievement of specified milestones. We are also required to pay Biosearch royalties in respect of sales of any product that results from the compound. Subject to certain conditions, Biosearch has a right of first refusal to manufacture and supply us with our requirements for V-Glycopeptide. The license agreement terminates upon the later of the expiration of all licensed patents or the date on which Biosearch is no longer entitled to royalties.

           Under the collaborative agreement with Biosearch Italia, we established a lead optimization partnership called BIOCOR. Biosearch contributes leads, while we contribute our combinatorial and medicinal chemistry expertise to optimize the leads. Biosearch has the exclusive license in Europe to commercialize intravenous products resulting from this collaboration and will retain all income derived from commercialization in Europe. We have the exclusive license in Canada and the United States for the commercialization of intravenous products in these countries and will retain all income resulting from commercialization in the United States and Canada. We will share with Biosearch all revenue from the commercialization of intravenous drugs in all countries other than the United States and Canada and outside of Europe, as well as from any oral products that are developed. Subject to certain conditions, Biosearch has a right of first refusal to manufacture and supply us with our requirements for products that result from this collaboration. The collaboration agreement terminates upon the expiration of all licensed patents. In December 2000, we expanded this collaboration by sponsoring additional chemists in Italy and increasing assays put in BIOCOR. Biosearch Italia has increased the number of natural product libraries they are contributing to BIOCOR.

PHARMACIA CORPORATION

           In March 1999, we entered into a collaboration agreement with Pharmacia Corporation pursuant to which we are collaborating to discover second and third generation oxazolidinone product candidates. In connection with the collaboration, Pharmacia Corporation made an initial equity investment of $3.75 million and paid research support and license fee payments of $1.2 million to us. Under the terms of this agreement, we are entitled to receive additional research support payments, and if specified milestones are achieved, up to $14 million in additional milestone payments per compound. In October 2000, Pharmacia Corporation increased its funding for this collaboration by 30%. We have assigned to Pharmacia Corporation one U.S. patent application and a corresponding PCT patent application relating to this collaboration. Both applications involve the methodology of preparing oxazolidinones, libraries and pharmaceutical compositions. Pharmacia Corporation will conduct the development, manufacture and sale of products resulting from the collaboration. We are entitled to receive royalties on the sales of any products developed and commercialized, however, Pharmacia Corporation may offset royalty payments with previous milestone payments made to us. This agreement will terminate upon the expiration of all licensed patents.

 NOVARTIS PHARMA AG

           In March 1999, we entered into a collaboration agreement with Novartis Pharma AG pursuant to which we are collaborating to discover and develop novel deformylase inhibitors. In connection with the collaboration, Novartis has made a $3 million equity investment and has made $1 million in milestone payments to us. Subject to the approval of certain of our stockholders, we have the option from March 31, 2000 to March 31, 2001 to require Novartis to make an additional $2 million equity investment in us at a price of $5.66 per share. Under the terms of this agreement, we are entitled to receive up to $21.25 million in additional payments from Novartis upon the achievement of specified milestones, a portion of which may be credited against future royalty payments. We have granted Novartis an exclusive worldwide license to commercialize products resulting from this collaboration. The development, manufacture and sale of products resulting from the collaboration will be conducted by Novartis, and we will be entitled to receive royalties on the sales of any product developed and commercialized from this collaboration. A portion of the milestone payments previously paid may be used by Novartis to offset its royalty payments to us. We have the option to co-promote with Novartis in hospitals in the United States and Canada any product that contains a Versicor compound as an active ingredient. We will not be entitled to royalties from sales in the United States and Canada if we choose to co-promote products with Novartis. This agreement terminates on a country-by-country basis as all royalty obligations are satisfied in each country.

 SALES AND MARKETING

           We intend to market and sell our products through a direct sales force in the United States and Canada. Because we are targeting the hospital market, we believe a relatively small sales force will be sufficient to provide full coverage. We plan to begin hiring this sales force six to nine months prior to introducing our first product into the North American market. Our management has experience in building specialty pharmaceutical sales forces. We expect to partner with other pharmaceutical companies to market our products outside hospitals in the United States and Canada, and in overseas markets.

 MANUFACTURING

           We have no manufacturing facilities. We intend to use contract manufacturers to produce our drugs rather than develop our own manufacturing capability. We have not yet selected contract manufacturers for final formulation of V-Echinocandin. Eli Lilly and Biosearch are our suppliers of bulk drug substance V-Echinocandin and V-Glycopeptide, respectively. Eli Lilly has supplied us with sufficient product to finish clinical trials. Biosearch has provided us with sufficient product to complete our Phase II clinical trials.

 INTELLECTUAL PROPERTY

           We seek U.S. and international patent protection for our product candidates and other technology. We also rely on trade secret protection for some of our confidential and proprietary information. In addition, we use license agreements to access external products and technologies, as well as to convey to others rights to our own intellectual property. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

          We own by assignment one issued U.S. patent, six pending U.S. patent applications, and one PCT patent application. Our license agreement with Eli Lilly with respect to V-Echinocandin includes 11 U.S. patents, several U.S. patent applications, 33 foreign patents and several PCT and foreign patent applications. Our license agreement with Biosearch Italia with respect to V-Glycopeptide includes three issued U.S. patents, two issued Canadian patents and several pending U.S. and Canadian patent applications. Our collaborative agreement with Pharmacia Corporation with respect to the development of oxazolidinones includes one U.S. patent application and one PCT application.

 COMPETITION

           We believe our products will face intense competition from both existing therapies and new generations of antibiotics and antifungals. We expect to compete against existing therapies on the basis of greater potency, improved effectiveness against resistant strains and reduced toxicity. Several pharmaceutical and biotechnology companies are actively engaged in research and development related to new generations of antibiotic and antifungal products. We cannot predict the basis upon which we will compete with new products marketed by others. Many of our competitors have substantially greater financial, operational, sales and marketing, and research and development resources than we have. Companies that market or are known to be in active development of antibiotic or antifungal products in our target markets include Aventis, Fujisawa, Janssen, J.B. Roerig (Pfizer), Merck, Cubist, Intrabiotics and Gilead.

 PHARMACEUTICAL PRICING AND REIMBURSEMENT

           In both domestic and foreign markets, sales of our product candidates will depend in part upon the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products. These studies may require us to provide a significant amount of resources. Our product candidates may not be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals may change before our proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals. If the government and third-party payors fail to provide adequate coverage and reimbursement rates for our product candidates, the market acceptance of our products may be adversely affected. If our products do not receive market acceptance, our business, financial condition and results of operations will be materially adversely affected.

 NEW DRUG DEVELOPMENT AND APPROVAL PROCESS

           Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state statutes and regulations also govern or impact upon the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations, require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope, which may significantly limit the indicated uses for which a product may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review, and discovery of previously unknown problems with such products may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

 EMPLOYEES

           As of December 31, 2000, we employed 41 persons, of whom 18 hold Ph.D. or M.D. degrees. Approximately 34 employees are engaged in research and development, and seven support administration, finance, management information systems and human resources. We believe that we maintain good relations with our employees.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

           The following is a summary of the many risks we face in our business. You should carefully read these risk factors in evaluating our business.

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

WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

           We have incurred net losses since our inception in 1995. Before deemed dividends and accretion to redemption value of preferred stock, our net losses were approximately $1.1 million in 1995, $4.8 million in 1996, $6.3 million in 1997, $12.6 million in 1998, $29.2 million in 1999 and $15.3 million in 2000. As of December 31, 2000, our accumulated deficit was approximately $71.0 million. Our losses to date have resulted principally from:

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

           Our dependence on collaborative arrangements with third parties subjects us to a number of risks. These collaborative arrangements may not be on terms favorable to us. Agreements with collaborative partners typically allow partners significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborative partners may devote to the product candidates, and our partners may choose to pursue alternative products. Our partners may not perform their obligations as expected. Business combinations or significant changes in a collaborative partner's business strategy may adversely affect a partner's willingness or ability to complete its obligations under the arrangement. Moreover, we could become involved in disputes with our partners, which could lead to delays or termination of our development programs with them and time-consuming and expensive litigation or arbitration. Even if we fulfill our obligations under a collaborative agreement, our partner can terminate the agreement under certain circumstances. If any collaborative partner were to terminate or breach our agreement with it, or otherwise fail to complete its obligations in a timely manner, our chances of successfully commercializing products would be adversely affected.

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

     -    unforeseen safety issues;

     -    slower than expected rates of patient recruitment;

     -    government or regulatory delays;

     -    inability to adequately follow patients after treatment; and

     - inability to manufacture sufficient quantities of materials for use in clinical trials.

           The results from preclinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including perceived defects in the design of clinical trials and changes in regulatory policy during product development.

           As of December 31, 2000, two of our product candidates, V-Echinocandin and V-Glycopeptide, were in clinical trials. Patient follow-up for these clinical trials has been limited and more trials will be required before we will be able to apply for regulatory approvals. Clinical trials conducted by us or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for V-Echinocandin and V-Glycopeptide or any other potential product candidates. This failure may delay development of other product candidates and hinder our ability to conduct related preclinical testing and clinical trials. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates. Our other product candidates are in preclinical development, and we have not submitted investigational new drug applications to commence clinical trials involving these compounds. Our preclinical development efforts may not be successfully completed and we may not file further investigational new drug applications. Any delays in, or termination of, our clinical trials will materially and adversely affect our development and commercialization timelines, which would cause our stock price to decline. Any of these events would also seriously impede our ability to obtain additional financing.

IF OUR THIRD PARTY CLINICAL TRIAL MANAGERS DO NOT PERFORM, CLINICAL TRIALS FOR OUR PRODUCT CANDIDATES MAY BE DELAYED OR UNSUCCESSFUL.

           We have limited experience in conducting and managing clinical trials and only have one full-time clinical development employee. We rely on third parties, including our collaborative partners, clinical research organizations and outside consultants, to assist us in managing and monitoring clinical trials. Our reliance on these third parties may result in delays in completing, or failing to complete, these trials if they fail to perform under the terms of our agreements with them.

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

IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS, WE WILL BE UNABLE TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS.

           We are highly dependent on the principal members of our scientific, clinical and management staff. In addition, we have depended to date on third parties to perform significant management functions. In order to pursue our product development, marketing and commercialization plans, we will need to hire additional personnel with experience in clinical testing, government regulation, manufacturing, marketing and finance. We may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among high technology enterprises, including biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. Most of our scientific and management staff do not have employment contracts. If we lose any of these persons, or are unable to attract and retain qualified personnel, our business, financial condition and results of operations may be materially and adversely affected.

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

           Contract manufacturers often encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA regulations, production costs, and development of advanced manufacturing techniques and process controls. Our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our product candidates. If our contract manufacturers fail to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and if we fail to find a replacement manufacturer or develop our own manufacturing capabilities, clinical trials involving our products, or commercialization of our products, could be delayed.

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

           The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to antibiotic and antifungal products. These companies have commenced clinical trials or have successfully commercialized their products. Many of these companies are addressing the same diseases and disease indications as us or our collaborative partners.

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

           The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to liability claims and financial losses resulting from the use or sale of our products. We have obtained limited product liability insurance coverage for our clinical trials. Our insurance coverage limits are $4 million per occurrence and $4 million in the aggregate. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for product candidates in development. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

                     RISKS RELATED TO OWNERSHIP OF OUR STOCK

OUR STOCK PRICE COULD BE VOLATILE, AND YOUR INVESTMENT COULD SUFFER A DECLINE IN VALUE.

           The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

     - changes in, or failure to achieve, financial estimates by securities analysts;

     - new products or services introduced or announced by us or our competitors;

     -    announcements of technological innovations by us or our competitors;

     -    actual or anticipated variations in quarterly operating results;

     -    conditions  or  trends  in  the   biotechnology   and   pharmaceutical
          industries;

     -    announcements   by   us   of   significant   acquisitions,   strategic
          partnerships, joint ventures or capital commitments;

     -    additions or departures of key personnel; and

     -    sales of our common stock.

           In addition, the stock market in general, and the Nasdaq National Market in particular, has experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of biotechnology and pharmaceutical companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management's attention and resources.

 OUR PRINCIPAL STOCKHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH MAY PREVENT NEW INVESTORS FROM INFLUENCING CORPORATE DECISIONS.

           Our principal stockholders, directors and executive officers currently own a significant portion of our common stock. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of Versicor even if beneficial to our stockholders and deprive the stockholders of a control premium for their shares.

 FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

           The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. There were 23,065,363 shares of common stock outstanding as of March 13, 2001. The 5,290,000 shares sold in our public offering are freely transferable without restriction or further registration under the Securities Act, except for any shares purchased by our "affiliates," as defined in Rule 144 of the Securities Act. The remaining 17,775,363 shares of common stock outstanding are "restricted securities" as defined in Rule 144. These shares may be sold in the future without registration under this Securities Act to the extent permitted by Rule 144 or other exemption under the Securities Act.

           We have registered, 1,100,000 shares for offering in our 2000 Employee Stock Purchase Plan. We also intend to register approximately 3,809,262 shares of common stock which are reserved for issuance upon exercise of options granted under our stock option plans. Once we register these shares, they can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates.

ITEM 2.    PROPERTIES

           Versicor currently leases 29,384 square feet of office and laboratory facilities in Fremont, California. Management believes that these current facilities are adequate for Versicor's needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of Versicor's operations on commercially reasonable terms.

ITEM 3.    LEGAL PROCEEDINGS

           We are not party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of shareholders during the last quarter of our fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

           Our common stock is listed for trading on the Nasdaq National Market under symbol "VERS". The following table sets forth for the period from August 8, 2000, the date of our initial public offering, through December 31, 2000, the high and low closing prices, as reported on the Nasdaq National Market composite trading system, for the periods shown:


                                                          SALES PRICES
                                                 -------------------------------
                                                      HIGH             LOW
                                                 ---------------- --------------
2000
Third Quarter, commencing on August 8, 2000
   through September 30, 2000                        $16.31           $9.38
Fourth Quarter                                       $14.06           $5.75

2001
First Quarter, through March 23, 2001                 $9.44           $7.06


           As of March 13, 2001, there were approximately 122 holders of record of our common stock.

           We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, for the development of our business. The declaration of any future dividends by us is within the discretion of our Board of Directors and will be dependent on our earnings, financial condition and capital requirements as well as any other factors deemed relevant by our Board of Directors.

 RECENT SALES OF UNREGISTERED SECURITIES

           From January 1, 1998 through December 31, 2000, the Company sold and issued the following unregistered securities:

     - In March 1999, the Company sold 625,000 shares of Series D-1 Preferred Stock to a strategic investor for $3.75 million.

     - In March 1999, the Company sold 625,000 shares of Series E-1 Preferred Stock to another strategic investor for $3 million.

     - In October 1999, the Company sold 8,513,388 shares of Series F Preferred Stock to private investors; 1,204,072 shares upon conversion of $5.5 million of bridge loans issued in June 1999, plus accrued interest, and 7,309,316 shares for cash of $35 million.

           The above securities were offered and sold by us in reliance upon exemptions from registration pursuant to Section 4 (2) of the Securities Act of 1933 as transactions not involving any public offering or Rule 701 promulgated under the Securities Act of 1933. The recipients of the above-described securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had adequate access to information about the Registrant.

 INITIAL PUBLIC OFFERING

           A Registration Statement on Form S-1 (File No. 333-33022) registering 4,600,000 shares of our Common Stock was declared effective by the SEC on August 8, 2000. The amount of net offering proceeds from the initial public offering and over-allotment option was approximately $52.7 million. To date we have not used any of the net offering proceeds from the initial public offering.
We expect to use approximately 75% of the net proceeds for commercialization activities, approximately 15% for clinical development of drug candidates and approximately 10% for general corporate purposes, including working capital and research expenses.

ITEM 6.    SELECTED FINANCIAL DATA

           The following selected financial data should be read in conjunction with the financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. The selected financial data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 is derived from our audited financial statements.


                                                            YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------
                                                2000      1999      1998       1997     1996

                                              -----------------------------------------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues:
License fees and milestones                     $533       $525   $   --     $  --     $  --
Collaborative research and development and
contract services                              5,338      3,750       --        --        --
Related party research and development          --         --         --        --       2,965
----------------------------------------------------------------------------------------------
Total revenues                                 5,871      4,275       --        --       2,965
----------------------------------------------------------------------------------------------
Operating expenses:
Research and development - non-cash
compensation expense                           2,073      3,315        536      --        --
Research and development - other              13,458     22,157     10,893     5,403     5,945
----------------------------------------------------------------------------------------------
                                              15,531     25,472     11,429     5,403     5,945
----------------------------------------------------------------------------------------------
General and administrative - non-cash
compensation expense                           5,631      1,081          1      --        --
General and administrative - other             3,260      1,505      1,385       807     1,405
----------------------------------------------------------------------------------------------
                                               8,891      2,586      1,386       807     1,405
----------------------------------------------------------------------------------------------
Total operating expenses                      24,422     28,058     12,815     6,210     7,350
----------------------------------------------------------------------------------------------
Loss from operations                         (18,551)   (23,783)   (12,815)   (6,210)   (4,385)
Other income (expense):
Interest income                                3,712        749        770       104        10
Interest expense                                (482)    (6,171)      (540)     (178)     (418)
Other                                             18        (14)      --        --           2
----------------------------------------------------------------------------------------------
Net loss                                     (15,303)   (29,219)   (12,585)   (6,284)   (4,791)
Deemed dividends related to beneficial
conversion feature of preferred stock           --      (35,112)      --        --        --
Accretion of dividends on preferred stock     (3,486)    (3,063)    (2,527)     (422)     --
----------------------------------------------------------------------------------------------
Net loss available to common stockholders   $(18,789)  $(67,394)  $(15,112)  $(6,706)  $(4,791)
==============================================================================================
Net loss per share:
Basic and diluted                             $(1.95)  $(127.28)   $(47.11)  $(24.31)  $(20.40)
==============================================================================================
Weighted average shares                        9,638        530        321       276       235
==============================================================================================



                                                                AS OF DECEMBER 31,
                                                ------------------------------------------------
                                              2000       1999        1998       1997     1996
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                    $67,989    $34,619     $4,507     $9,562   $  --

Marketable securities                         17,945       --         --        4,929      --

Total assets                                  91,596     45,233     15,865     26,258     3,293

Term loan payable, less current portion        3,448      4,310      5,172      6,034      --

Convertible subordinated note to Sepracor       --         --         --         --       5,066

Advance from Sepracor                           --         --         --         --       2,680

Convertible and redeemable preferred stock      --       83,843     33,984     31,472        60


Accumulated deficit                          (70,976)   (55,673)   (26,454)   (12,536)   (5,901)

Total stockholders' equity (deficit)          80,287    (48,796)   (27,076)   (12,551)   (5,880)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this document. This discussion may contain forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under "Risk Factors" and elsewhere in this document, our actual results may differ materially from those anticipated in these forward-looking statements.

 BACKGROUND

           Since we began our operations in May 1995, we have devoted substantially all of our resources to the discovery and development of pharmaceutical products for the treatment of bacterial and fungal infections, primarily in the hospital setting. We have not generated any revenues from product sales. We have one product candidate in Phase III clinical trials, one product candidate in Phase I clinical trials and several lead compounds in preclinical studies.

           Our revenues in the near term are expected to consist primarily of license fees, milestone payments and collaborative research payments to be received from our collaborative partners. Certain of these payments are dependent on the achievement of certain milestones. If our development efforts result in clinical success, regulatory approval and successful commercialization of our products, we will generate revenues from sales of our products and from receipt of royalties on sales of licensed products.

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

           We recorded deferred stock compensation of approximately $4.4 million, $15.9 million and $1.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts were recorded as a component of stockholders' equity (deficit) and are being amortized as charges to operations over the vesting periods of the options. We recorded amortization of deferred stock compensation of approximately $7.7 million, $4.4 million and $537,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

           Since our inception, we have incurred significant losses. As of December 31, 2000, we had an accumulated deficit of $71.0 million. We anticipate incurring additional losses, which may increase, for the foreseeable future, including at least through December 31, 2001.

 RESULTS OF OPERATIONS

 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

           REVENUES. Revenues were $5.9 million, $4.3 million and $0 in 2000, 1999 and 1998, respectively. Revenues consisted of $3.1 million and $2.1 million of collaborative research and development, contract services and licensing fees from Pharmacia Corporation in 2000 and 1999, respectively and $2.3 million and $1.7 million of collaborative research and development fees from Novartis in 2000 and 1999, respectively. Milestone payments received from Novartis were $500,000 in both 2000 and 1999. The increase in revenues in 2000 is due to the increase in collaborative research and development funding from Pharmacia Corporation and Novartis.

           RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $15.5 million, $25.5 million and $11.4 million in 2000, 1999 and 1998, respectively. Research and development expenses consist of salaries and related costs of research and development personnel as well as the costs of consultants, parts and supplies and clinical trials associated with research and development projects. During 2000 we recorded $2.1 million of amortization of non-cash stock compensation. During 1999, we recorded $14 million of expense related to license fees and for product inventory to Eli Lilly and amortization of non-cash stock compensation of $3.3 million. During 1998, research and development expenses included license fees and milestone payments of $3.6 million relating to our agreements with Biosearch Italia and amortization of non-cash stock compensation of $536,000. Excluding these initial license fees and milestone payments to our collaborative partners and the non-cash stock compensation expenses, research and development expenses were $13.5 million, $8.2 million and $7.3 million in 2000, 1999 and 1998, respectively. The increase in research and development expenses in 2000 was due primarily to increased expenditures in the V-Echinocandin and V-Glycopeptide clinical trial programs. The increase in 1999 was primarily attributable to research activities conducted under our collaborative agreements for which we received collaborative research funding.

           GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $8.9 million, $2.6 million and $1.4 million in 2000, 1999 and 1998, respectively. General and administrative expenses consist of salaries and related costs for executive and other administrative personnel as well as the costs of facilities, insurance, legal support and administrative service fees paid to Sepracor. General and administrative costs included amortization of non-cash stock compensation expense of $5.6 million, $1.1 million and $1,000 in 2000, 1999 and 1998, respectively. Excluding the amortization of non-cash stock compensation charges, general and administrative expenses were $3.3 million, $1.5 million and $1.4 million in 2000, 1999 and 1998, respectively. The increase in general and administrative expense in 2000 is due primarily to increased expenses associated with being a public company, as well as the transfer of finance and accounting functions from our former parent company Sepracor.

           NET INTEREST INCOME (EXPENSE). Net interest income (expense) was $3.2 million, $(5.4) million and $230,000 in 2000, 1999 and 1998, respectively. Net interest income (expense) consists of interest income on cash and cash equivalents, marketable securities and restricted cash and interest expense on term loans payable, and in 1999, on a bridge financing. The increase in interest income in 2000 is due to the higher average cash and investment balances as a result of our initial public offering in August 2000. Also, in 1999, interest expense includes non-cash interest expense of $5.5 million related to the beneficial conversion feature and the fair value of warrants issued in connection with the bridge loan financing.

           INCOME TAXES. As of December 31, 2000, we had federal and state net operating loss carryforwards of approximately $22.0 million and $8.5 million, respectively. As of December 31, 2000, we have recorded a full valuation allowance for our existing net deferred tax assets due to uncertainties regarding their realization. We also have federal research credit carryforwards of $1.0 million. The federal net operating loss and credit carryforwards may be limited by the change in ownership provisions contained in Section 382 of the Internal Revenue Code.

 LIQUIDITY AND CAPITAL RESOURCES

           Since our inception through 1999, we have funded our operations principally with the proceeds of $78.5 million from a series of six preferred stock offerings over the period 1995 through 1999.

                                                                      AMOUNT
                                           NO. OF       PRICE PER   (DOLLARS IN
ISSUE                            YEAR     SHARES         SHARE       MILLIONS)
-----------                    --------  ------------ ------------ ------------
Preferred Stock, Series A        1995         45,000    $1.34             $0.06
Preferred Stock, Series B        1997      1,368,750     6.96              9.53
Preferred Stock, Series C        1997      5,500,000     4.00             22.00
Preferred Stock, Series D-1      1999        625,000     6.00              3.75
Preferred Stock, Series E-1      1999        625,000     4.80              3.00
Preferred Stock, Series F        1999      8,513,388     4.72             40.18
                                                                    -----------
                                                                      $   78.52
                                                                    ===========

           In addition, on August 8, 2000, we sold 4.6 million shares of our common stock at $11 per share in an initial public offering. On September 7, 2000, the underwriters exercised an overallotment option and purchased an additional 690,000 shares of common stock at $11 per share. We received total net proceeds of approximately $52.7 million from the initial public offering and the overallotment after payment of underwriting discounts and commissions and other expenses. The net proceeds have been invested in highly liquid, interest bearing, investment grade securities. Upon the closing of the initial public offering, all of our preferred stock automatically converted into shares of common stock.

           As of December 31, 2000, we have also received $14.5 million in payments for collaborative research, contract services and milestone payments, as well as license fees from our collaborative partners including Sepracor. Of these payments, $1.3 million constitutes deferred revenue as of December 31, 2000 that will be recognized on a straight-line basis through the first quarter of 2002.

           In addition we have a $6 million term loan agreement with Fleet National Bank. This loan bears interest at a rate of prime plus 0.50% and is payable in 15 equal quarterly installments of $216,000, with the balance due on December 31, 2002. The proceeds of this loan were used to repay Sepracor for leasehold improvements to our facilities and for general corporate purposes. As of December 31, 2000, there was an outstanding balance of $4.3 million under this agreement.

           Cash used in operations was $233,000 and $15.4 million in 2000 and 1999, respectively. The net loss of $15.3 million for 2000 was partially offset by non-cash charges for depreciation of $880,000 and amortization of non-cash stock compensation of $7.7 million. Another source of cash was the release of $5 million of restricted cash that is no longer required to be maintained under our term loan agreement with Fleet National Bank. In 1999, the net loss of $25.1 million was partially offset by non-cash charges of $6.7 million; other sources of cash were increases in deferred revenue and other long-term liabilities of $3 million.

           Financing   activities  provided  $52.0  million  of  cash  in
2000, primarily from the net proceeds of $52.7 million from our initial public offering in August 2000. In 1999 financing activities provided $45.8 million of cash primarily from net proceeds of $41.1 million received from the issuance of preferred stock and $5.5 million from the issuance of convertible subordinated notes.

           Investing activities used $18.4 million of cash during 2000, primarily due to the purchase of marketable securities with the net proceeds of our initial public offering. We have budgeted $1.5 million for capital expenditure in 2001, primarily for leasehold improvements.

           We expect to have negative cash flow from operations for the foreseeable future. We expect to incur increasing research and development and general and administrative expenses, including expenses related to additions to personnel and production and commercialization efforts. Our future capital requirements will depend on a number of factors, including our success in developing markets for our products, payments received or made under collaborative agreements, continued research and development of our product candidates, the timing and outcome of regulatory approvals, the need to acquire licenses to new products or compounds, the status of competitive products and the availability of other financing. We believe our existing cash and cash equivalents and marketable securities will be sufficient to fund our operating expenses, debt repayments and capital equipment requirements for at least the next two years.

           Except for the Fleet National Bank loan agreement, we have no credit facility or other committed sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. We cannot guarantee that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate research and development
programs,   reduce  our  commercialization   efforts  or  obtain  funds  through
arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates or lead compounds that we might otherwise seek to develop or commercialize. Any future funding may dilute the ownership of our equity investors.

 ACCOUNTING PRONOUNCEMENTS

           In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists. We have not engaged in significant hedging activities or invested in derivative instruments. The Company will adopt SFAS No. 133, as amended, in the first quarter of 2001. We do not expect the adoption of this standard to have any material impact on our financial statements.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our exposure to market risk currently relates to our cash and cash equivalents and our available-for-sale securities.

INTEREST RATES

           Our available-for-sale investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of purchase of the financial instrument; however such exposure is limited due to the short-term nature of our investments. A 10% decrease in year-end 2000 market interest rates would result in no material impact on the net fair value of our interest-sensitive financial instruments.

 INFLATION

           We do not believe that inflation has had a material adverse impact on our business or operating results during the years presented.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The information required by this item is included in Item 14 of Part IV of this report on Form 10-K and is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference to such information contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2001, filed with the Securities and Exchange Commission pursuant to Regulation 14-A.

ITEM 11.  EXECUTIVE COMPENSATION

           Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference to such information contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2001, filed with the Securities and Exchange Commission pursuant to Regulation 14-A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference to such information contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2001, filed with the Securities and Exchange Commission pursuant to Regulation 14-A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference to such information contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2001, filed with the Securities and Exchange Commission pursuant to Regulation 14-A.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(A)1.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE
Report of Independent Accountants                                     F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity (Deficit)                          F-4
Statements of Cash Flows                                              F-5
Notes to Financial Statements                                         F-6

ITEM 14(A)2.  FINANCIAL STATEMENT SCHEDULES

           All schedules have been omitted because the information either has been shown in the financial statements or notes thereto, or is not applicable or required under the instructions.

ITEM 14(A)3.  EXHIBITS

EXHIBIT
 NUMBER                   DESCRIPTION
  3.1     Restated Certificate of Incorporation of Versicor Inc. (1)
  3.2     Amended and Restated Bylaws of Versicor Inc. (1)
  4.1     Form of Common Stock Certificate (1)
  4.2     Warrant for the Purchase of Shares of Common  Stock dated as of
          March 10, 1997 by and between  Genome  Therapeutics,  Inc. and
          Versicor Inc. (1)
  4.3     Form of Warrant for the Purchase of Shares of Series C Preferred
          Stock dated as of December  9, 1997 (1)
  4.4     Form of Warrant for the  Purchase of Shares  of  Series F  Preferred
          Stock  dated as of June 25,  1999 (1)
  4.5     Second Amended and Restated Investor Rights Agreement (1)
 10.1*    1995 Stock Option Plan (1)
 10.2*    Form of 1995 Incentive Stock Option Agreement (1)
 10.3*    Form of 1995 Non-Statutory Stock Option Agreement (1)
 10.4*    1997 Equity Incentive Plan (1)
 10.5*    Form of 1997 Stock Option Award Agreement (1)
 10.6*    2000 Employee Stock Purchase Plan (1)
 10.7     License Agreement dated as of February 12, 1998 by and between
          Biosearch Italia, S.p.A. and Versicor Inc. (1)
 10.8     License Agreement dated as of May 17, 1999 by and between Eli Lilly and Versicor Inc. (1)
 10.9     Collaboration and License Agreement dated as of March 31, 1999 by and between Novartis Pharma AG and Versicor Inc. (1)
 10.10    Collaboration and License Agreement dated as of March 31, 1999 by and between Pharmacia Corporation and Versicor Inc. (1)
 10.11    Collaboration Agreement dated as of February 12, 1998 by and between
          Biosearch Italia, S.p.A. and Versicor Inc. (1)
10.11.1   Addendum No. 1 to  Collaboration  Agreement  dated as of January 2001 by and between  Versicor Inc. and Biosearch  Italia, S.p.A. (2)
 10.12    Administrative Services Agreement dated as of December 1997 by and between Sepracor Inc. and Versicor Inc. (1)
 10.13*   Employment Agreement dated as of July 28, 2000 by and between George
          F. Horner III and Versicor Inc. (1)
 10.14*   Employment Agreement dated as of July 28, 2000 by and between Richard
          J. White and Versicor Inc. (1)
 10.15*   Employment Agreement dated as of July 28, 2000 by and between Dinesh
          V. Patel and Versicor Inc. (1)

 10.16*   Employment Agreement dated as of July 28, 2000 by and between Paul F.
          Truex and Versicor Inc. (1)
 10.17*   Promissory Note dated as of May 15, 1997 by and between Richard J.
          White and Versicor Inc. (1)
 10.18*   Promissory Note dated as of April 24, 1996 by and between Dinesh V.
          Patel and Versicor Inc. (1)
 10.19*   Consulting Agreement dated as of March 11, 1998 by and between Dr.
          Christopher Walsh and Versicor Inc. (1)
 10.20*   Consulting Agreement dated as of January 1, 1997 by and between Dr.
          David Milligan and Versicor Inc. (1)
 10.21    Term Loan Agreement dated as of December 30, 1997 by and between
          Fleet National Bank and Versicor Inc. (1)
 10.22 Industrial Lease dated as of November 18, 1996 by and between Arcadia-Tavistock, L.C. and Versicor Inc. (1)
 10.23 Indemnity Agreement dated as of October 29, 1999 by and between Thomas C. McConnell and Versicor Inc. (1)
 10.24    Indemnity Agreement dated as of October 29, 1999 by and between Marck
          Leschly and Versicor Inc. (1)
 10.25    Indemnity Agreement dated as of October 29, 1999 by and between George
          F. Horner III and Versicor Inc. (1)
 10.26    Indemnity Agreement dated as of October 29, 1999 by and between James
          H. Cavanaugh and Versicor Inc. (1)
 10.27 Indemnity Agreement dated as of October 29, 1999 by and between Christopher T. Walsh and Versicor Inc. (1)
 10.28 Indemnity Agreement dated as of October 29, 1999 by and between Richard J. White and Versicor Inc (1)
 10.29    Indemnity Agreement dated as of October 29, 1999 by and between David
          V. Milligan and Versicor Inc. (1)
 10.30    Indemnity Agreement dated as of October 29, 1999 by and between Lori
          Rafield and Versicor Inc. (1)
 10.31 Indemnity Agreement dated as of October 29, 1999 by and between Timothy J. Barberich and Versicor Inc. (1)
 10.32*   Employment Agreement dated as of July 28, 2000 by and between Dov A
          Goldstein and Versicor Inc. (1)
 10.33*   Employment Agreement dated as of July 28, 2000 by and between Mikhail
          F. Gordeev and Versicor Inc. (1)
 10.34*   Employment Agreement dated as of July 28, 2000 by and between Joaquim
          Trias and Versicor Inc. (1)
 10.35*   Employment Agreement dated as of July 28, 2000 by and between Zhengyu
          Yuan and Versicor Inc. (1)
 10.36* Employment Agreement, dated as of December 18, 2000, by and between Versicor Inc. and Tim Henkel (2)
 10.37* Amended and Restated Promissory Note dated as of December 28, 2000 by and between Paul F. Truex and Versicor Inc. (2)
 23.1     Consent of PricewaterhouseCoopers, LLP, Independent Accountants (2)

----------------------------
   *      Denotes management contract or compensatory plan.
  (1)     Previously  filed as an exhibit  to the  Company's  registration statement  on Form S-1,  effective  August 2, 2000,  and
          incorporated here by reference.
  (2)     Filed herewith.

ITEM 14(B).  REPORTS ON FORM 8-K

None.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Versicor Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                               VERSICOR INC.
                                                                (REGISTRANT)




                                  BY:     /s/    GEORGE F. HORNER III
                                          -----------------------------------
Dated:     March 30, 2001                 George F. Horner III
                                           CHIEF EXECUTIVE OFFICER AND PRESIDENT


                                POWER OF ATTORNEY

           KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose names appear below appoint and constitute George F. Horner, III and Dov A. Goldstein, M.D., and each one of them, acting individually and without the other, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to execute any and all amendments to this Report on Form 10-K and to file the same, together with all exhibits thereto, with the Securities and Exchange Commission, and such other agencies, offices and persons as may be required by applicable law, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

           Pursuant to the requirements of the Securities Act of 1933, as amended, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:


                  SIGNATURE                            TITLE                            DATE


/s/ David V. Milligan, Ph.D.                   Chairman of the Board
      David V. Milligan, Ph.D.                                                     March 30, 2001


/s/ George F. Horner III               President and Chief Executive Officer
      George F. Horner, III              (and principal executive officer)         March 30, 2001


/s/ Dov A. Goldstein, M.D.                    Chief Financial Officer              March 30, 2001
      Dov A. Goldstein, M.D.             (and principal accounting officer)


/s/ Timothy J. Barberich                              Director                     March 30, 2001
      Timothy J. Barberich

/s/ James H. Cavanaugh, Ph.D.                         Director                     March 30, 2001
      James H. Cavanaugh, Ph.D.


/s/ Mark Leschly                                      Director                     March 30, 2001
      Mark Leschly


/s/ Lori F. Rafield, Ph.D.                            Director                     March 30, 2001
      Lori F. Rafield, Ph.D.


/s/ Christopher T. Walsh, Ph.D.                       Director                     March 30, 2001
      Christopher T. Walsh, Ph.D.


/s/ Richard J. White, Ph.D.                           Director                     March 30, 2001
      Richard J. White, Ph.D.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Versicor Inc.

           In our opinion, the financial statements listed in the index appearing under Item 14(a)1 on page 34 present fairly, in all material respects, the financial position of Versicor Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP
San Jose, California
January 19, 2001

                                  VERSICOR INC.
                                 BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            December 31,
                                                  ------------------------------
                                                             2000        1999
                                                  ------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                    $67,989     $34,619
Marketable securities                                         17,945        --
Employee notes receivable                                        357        --
Prepaid expenses and other current assets                        591          44
                                                  ------------------------------
Total current assets                                          86,882      34,663

Restricted cash                                                 --         5,000
Property and equipment, net                                    4,384       4,817
Employee notes receivable                                        188         593
Other assets                                                     142         160
                                                 ------------------------------
Total assets                                                 $91,596     $45,233

                                                 ===============================

LIABILITIES, CONVERTIBLE AND REDEEMABLE
CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                              $1,421         $86
Accrued liabilities                                            3,225       1,932
Related party payable                                             12          21
Current portion of term loan payable                             862         862
Deferred revenue                                               1,233         433
                                                 -------------------------------
Total current liabilities                                      6,753       3,334
Deferred revenue                                                 108         542
Term loan payable                                              3,448       4,310
Other long-term liabilities                                    1,000       2,000
                                                 -------------------------------
Total liabilities                                             11,309      10,186
                                                 -------------------------------

Convertible and Redeemable Convertible
Preferred Stock, $0.001 par value, none
and 17,865 shares authorized; none
and 16,677 shares issued and outstanding
at December 31, 2000 and 1999, respectively                     --        83,843
                                                  ------------------------------

Commitments (Notes 7 and 12)

Stockholders' equity (deficit):
Preferred Stock, $0.001 par value; 5,000 and
none authorized at December 31, 2000 and 1999,
respectively; no shares issued and outstanding                    --          --
Common stock, $0.001 par value, 100,000 and
43,750 shares authorized at December 31, 2000
and 1999, respectively; 23,042 and 683 shares
issued and outstanding at December 31, 2000
and 1999, respectively                                            23           1
Additional paid-in capital                                   160,059      18,984
Deferred stock compensation                                  (8,819)    (12,108)
Accumulated deficit                                         (70,976)    (55,673)
                                                   -----------------------------

Total stockholders' equity (deficit)                         80,287     (48,796)
                                                   -----------------------------
Total liabilities, convertible and redeemable
convertible preferred stock and stockholders'
equity (deficit)                                             $91,596     $45,233

                                                   =============================

    The accompanying notes are an integral part of these financial statements

                                  VERSICOR INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 Year Ended December 31,
                                         --------------------------------------
                                                    2000       1999        1998

                                         --------------------------------------
Revenues:
License fees and milestones                         $533       $525   $   --
Collaborative research and development
and contract services                              5,338      3,750       --
                                          -------------------------------------


Total revenues                                     5,871      4,275       --
                                          -------------------------------------

Operating expenses:
Research and development - non-cash
compensation expense                               2,073      3,315        536
Research and development - other                  13,458     22,157     10,893
                                          -------------------------------------

                                                  15,531     25,472     11,429
                                          -------------------------------------

General and administrative - non-cash
compensation expense                               5,631      1,081          1
General and administrative - other                 3,260      1,505      1,385
                                              ---------------------------------

                                                    8,891      2,586      1,386
                                              ---------------------------------

Total operating expenses                           24,422     28,058     12,815
                                               --------------------------------


Loss from operations                             (18,551)   (23,783)   (12,815)

Other income (expense):
Interest income                                     3,712        749        770
Interest expense                                    (482)    (6,171)      (540)

Other                                                  18       (14)         --
                                               ---------------------------------

Net loss                                         (15,303)   (29,219)   (12,585)

Deemed dividends related to beneficial
conversion feature of preferred stock                  --   (35,112)         --

Accretion of dividends on preferred stock         (3,486)    (3,063)    (2,527)


Net loss available to common stockholders       $(18,789)  $(67,394)  $(15,112)

                                              =================================

Net loss per share:
Basic and diluted                                 $(1.95)  $(127.28)   $(47.11)

                                              =================================

Weighted average shares                             9,638        530        321
                                              =================================

   The accompanying notes are an integral part of these financial statements

                                  VERSICOR INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)



                                       COMMON STOCK
                                      ---------------
                                      SHARES   AMOUNT  ADDITIONAL  DEFERRED
                                                        PAID-IN    STOCK         ACCUMULATED
                                                        CAPITAL    COMPENSATION  DEFICIT      TOTAL
                                      ------   ------- ---------   ------------- ---------- -----------

Balances, December 31, 1997           299     $   --    $     --       $   --     $(12,536)  $(12,536)

Exercise of common stock options       87         --          35                                   35

Deferred stock compensation                                1,159       (1,159)                     --

Amortization of deferred stock
 compensation                                                             537                     537

Accretion of dividends on
 preferred stock                                          (1,194)                   (1,333)    (2,527)

Net loss                                                                           (12,585)   (12,585)
                          ----------------------------------------------------------------------------

Balances, December 31, 1998           386         --          --        (622)      (26,454)   (27,076)

Exercise of common stock options       47         --          19                                   19

Issuance of common stock under
license agreement                     250          1         646                                  647

Issuance of warrants                                         623                                  623

Issuance of bridge loans with
beneficial conversion feature                              4,877                                4,877

Deferred stock compensation                               15,882     (15,882)                      --

Amortization of deferred stock
compensation                                                           4,396                    4,396

Accretion of dividends on
preferred stock                                           (3,063)                              (3,063)

Issuance of preferred stock with
beneficial conversion feature                             35,112                               35,112

Deemed dividends on preferred
stock                                                    (35,112)                             (35,112)

Net loss                                                                           (29,219)   (29,219)
                          ----------------------------------------------------------------------------

Balances, December 31, 1999           683          1      18,984     (12,108)      (55,673)   (48,796)

Exercise of common stock options      392         --         151                                  151

Conversion of preferred stock
to common stock                    16,677         17      87,312                               87,329

Issuance of common stock at $11
per share, net of issuance costs
of $5,502                           5,290          5      52,683                               52,688

Deferred stock compensation                                4,415      (4,415)                      --

Amortization of deferred stock
compensation                                                           7,704                    7,704

Accretion of dividends on
preferred stock                                           (3,486)                              (3,486)

Net loss                                                                           (15,303)   (15,303)
                          ----------------------------------------------------------------------------

Balances, December 31, 2000        23,042        $23    $160,059     $(8,819)     $(70,976)   $80,287

                          ============================================================================

The accompanying notes are an integral part of these financial statements

                                  VERSICOR INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 Year Ended
                                                               December 31,
                                                   -------------------------------
                                                       2000      1999       1998

                                                   ----------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $(15,303)  $(29,219)  $(12,585)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization                            880        944        861
Non cash stock compensation                            7,704      4,396        537
Accrued interest on convertible note                    --          182       --
Non-cash interest expense on bridge loans               --        5,500       --
Changes in operating assets and liabilities:
Prepaid expenses and other current assets               (547)       104         13
Employee notes receivable                                 48        (24)       (17)
Restricted cash                                        5,000       --         --
Accounts payable                                       1,335       (119)       (69)
Accrued liabilities                                    1,293        (93)     1,724
Related party payable                                     (9)       (26)       (35)
Deferred revenue                                         366        975       --
Other long-term liabilities                           (1,000)     2,000       --
                                                   ------------------------------------


Net cash used in operating activities                   (233)   (15,380)    (9,571)
                                                   -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of marketable securities                   (41,153)      --         --
Sales and maturities of marketable securities         23,208       --        4,929
Additions to property and equipment                     (447)      (264)      (448)
Change in other assets                                    18        (15)         1
                                                   -------------------------------------

Net cash provided by (used in) investing
activities                                           (18,374)      (279)     4,482
                                                  --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge loans and warrants                 --        5,500       --
Proceeds from initial public offering, net            52,688       --         --
Proceeds from issuance of common stock                   151         19         35
Repayments of long-term debt                            (862)      (862)      --
Proceeds from issuance of preferred stock, net          --       41,113       --
Other                                                   --            1       --
                                                  --------------------------------------

Net cash provided by financing
activities                                            51,977     45,771         35
                                                  --------------------------------------


Net change in cash and cash equivalents               33,370     30,112     (5,054)
Cash and cash equivalents at beginning of year        34,619      4,507      9,561
                                                  --------------------------------------

Cash and cash equivalents at end of year             $67,989    $34,619     $4,507
                                                  ======================================

NONCASH TRANSACTIONS:
Conversion of convertible subordinated notes and
accumulated interest into Series F Preferred Stock  $   --       $5,683   $   --
                                                   ====================================
Issuance of common stock under license agreement    $   --         $647   $   --
                                                   ====================================
Conversion of preferred stock to common stock        $87,329   $   --     $   --
                                                   ====================================
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest                  $440       $651       $540
                                                   ====================================

    The accompanying notes are an integral part of these financial statements

                                  VERSICOR INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 THE COMPANY

           Versicor Inc. ("Versicor" or the "Company") is a biopharmaceutical company focused on the marketing, development and discovery of drugs for the treatment of serious bacterial and fungal infections, primarily in the hospital setting. Since its inception on May 2, 1995 as a wholly owned subsidiary of Sepracor Inc. ("Sepracor"), the Company has devoted substantially all of its efforts to establishing its business and carrying on research and development activities. Since 1996, the Company has been operating as an independent company.

           On August 8, 2000, the Company sold 4,600,000 shares of its common stock at $11 per share in an initial public offering. On September 7, 2000, the underwriters executed an overallotment option and purchased an additional 690,000 shares of common stock at $11 per share. The Company received net proceeds of approximately $52.7 million from the initial public offering and the overallotment after payment of underwriting discounts and commissions and other expenses.

           As a result of the recent series of preferred financing and the Company's initial public offering, Sepracor's ownership of the Company is approximately 7% at December 31, 2000. Certain facilities and support services of the Company, including administrative support, have been provided by Sepracor under an administrative services agreement. For these facilities and services, the Company was charged approximately $143,000, $78,000 and $84,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Although this agreement expired on June 30, 1998, the companies continued to operate under the terms of that agreement until December 2000 at which time Sepracor and the Company agreed to terminate the agreement. As a result of these agreements, the financial statements presented may not be indicative of the results that would have been achieved had the Company operated as a nonaffiliated entity. General and administrative costs on a stand-alone basis would not have been materially different from those recorded in the Company's statements of operations for the years presented.

 USE OF ESTIMATES

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 CERTAIN RISKS AND UNCERTAINTIES

           The Company is subject to risks common to companies in the bio-pharmaceutical industry including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, product liability and the need to obtain financing.

 CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Included in cash equivalents are commercial paper instruments aggregating $56.1 million and $32.9 million at December 31, 2000 and 1999, respectively.

 MARKETABLE SECURITIES

           The Company has classified its marketable securities as available-for-sale in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at cost, which due to the short-term maturities of these securities approximates fair value. Unrealized gains and losses are recorded as a separate component of stockholders' equity, if material.

FAIR VALUE OF FINANCIAL INSTRUMENTS

           The carrying amounts of certain of the Company's financial instruments including cash and cash equivalents marketable securities, and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value.

 PROPERTY AND EQUIPMENT

           Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, generally 3 to 10 years, or the lease term of the respective assets, if shorter. Gains and losses upon asset disposal are reflected in operations in the year of disposal.

 OTHER ASSETS

           Deferred financing costs relating to expenses incurred to complete the term loan financing are being amortized over the five-year life of the loan.

 LONG-LIVED ASSETS

           The Company periodically reviews the value of long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the future undiscounted cash flows arising from the assets with the carrying value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

 REVENUE RECOGNITION

           The Company recognizes revenues as they are earned. Revenue from license fees and contract services are recognized over the initial license or contract service term as the related work is performed, which generally is on a straight-line basis. Nonrefundable and noncreditable milestone payments received are recognized upon the completion of specified milestones as specified in the related collaboration agreements. Milestone payments received which may be credited to future royalties are not recognized as revenues until such time that the royalties are credited against the milestone payments and the amounts are non-refundable. Collaborative research and development payments are recognized as the related work is performed. Deferred revenue is comprised of cash received in advance of the related revenue being recognized (see Note 12). All revenues recognized to date under research and development collaborations are not refundable if the relevant research effort is not successful.

 RESEARCH AND DEVELOPMENT

           Research and development costs are charged to operations as incurred. Certain research and development projects are funded by research and development contracts, and the expenses related to these activities are included in research and development costs.

 BUSINESS SEGMENTS

           The Company operates as a single business segment in the United States of America as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

 STOCK-BASED COMPENSATION

           The Company accounts for its stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Under APB 25, unearned compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price of the options. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board Interpretation No. 28. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

 INCOME TAXES

           The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

 NET LOSS PER SHARE

           Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares are antidilutive for all periods presented and therefore are excluded from the calculation of diluted net loss per share. The following weighted potentially dilutive common shares were excluded from the computation of net loss per share because their effect was antidilutive (in thousands):


                                    Years Ended December 31,
                                  ---------------------------
                                    2000     1999   1998
                                  ---------------------------
Convertible and redeemable
 convertible preferred stock         9,728  10,084  6,914
Stock options                        2,064   1,333  1,346
Warrants                               439     289    213
Common stock subject to repurchase      21      30     39

---------------------------------------------------------
                                    12,252  11,736  8,512
=========================================================


           The restricted shares subject to repurchase are excluded from the loss per share calculations until the restrictions lapse.

 RECENT ACCOUNTING PRONOUNCEMENTS

           In June 1998, The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists. The Company has not engaged in significant hedging activities or invested in derivative instruments. The Company will adopt SFAS No. 133, as amended, in the first quarter of 2001. We do not expect the adoption of this standard to have any material impact on our financial statements.



NOTE 2 - MARKETABLE SECURITIES

           At December 31, 2000, all investment securities were classified as available-for-sale and comprise United States Government Agency investments. All investments are due in less than one year.

NOTE 3 - PROPERTY AND EQUIPMENT


                                                           December 31,
                                                   ---------------------------
                                                       2000          1999

                                                   -----------   -------------
                                                         (in thousands)

Leasehold improvements                               3,891           3,709
Laboratory equipment                                 2,593           2,530
Computers, software and office equipment               930             743
Fixtures and furniture                                 174             159

                                                   ------------   ------------

                                                     7,588           7,141

Less: accumulated depreciation and amortization     (3,204)         (2,324)

                                                   ------------   ------------

Property and equipment, net                         $  4384       $  4,817

                                                   ============   ============



NOTE 4 - EMPLOYEE NOTES RECEIVALBE AND RELATED PARTY TRANSACTIONS

           In 1996, 1997 and 2000, the Company made an aggregate of $825,000 of loans to certain key employees and officers. The loans all accrue interest at 5% with the exception of two loans that are interest free and forgivable. The loans are collateralized by the stock options of the employees and/or the deeds to the employees' residences. During 2000, one of the loans was repaid in full. The remaining loans become payable between April 2001 and April 2004 and at December 31, 2000 are carried at $545,000 including accrued interest.

           In January 1997, the Company entered into a consulting agreement with a Director of the Company. Under this agreement, the Company pays the Director an annual fee of $100,000. The agreement terminated in December 1997, but has continued through mutual consent of the Company and the Director.

           In March 1998, the Company entered into a scientific agreement with a Director. Under this agreement, the Company pays the Director an annual fee of $50,000 plus an annual laboratory gift of $50,000 in 1998 and $25,000 annually thereafter.

NOTE 5 - ACCRUED LIABILITIES



                                                December 31,
                                 --------------------------------------------
                                         2000                   1999

                                 ---------------------  ---------------------
                                               (in thousands)

Research and development                $ 1,000             $        1,000
Employee compensation                     1,054                        508
Legal                                       219                        107
Other                                       952                        317

                                 ---------------------  ---------------------
                                       $  3,225             $        1,932

                                 =====================  =====================



NOTE 6 - BORROWINGS

           In December 1997, the Company and a commercial bank entered into a term loan, which is evidenced by two term notes in principal amounts of $2,000,000 and $4,034,000. The term loan is payable quarterly in fifteen installments, with each installment equal to $216,000 plus accrued interest, commencing on March 31, 1999 with the final payment of the balance of $2,802,000 payable on December 31, 2002. The term notes bear interest at the prime rate plus 0.50% (10% at December 31, 2000). The term loan required that the Company keep $4 million on deposit with the lender and maintain an additional $1 million of cash and cash equivalents. These amounts were shown as restricted cash at December 31, 1999. Following the Company's initial public offering in August 2000, the terms of the loan were renegotiated and the Company is no longer required to maintain these balances. Starting with the fourth quarter of 2000, the Company is required to comply with certain financial covenants. As of December 31, 2000, the Company was in compliance with these covenants. These loans are collateralized by certain assets of the Company. There was $4.3 million and $5.2 million outstanding under this loan at December 31, 2000 and 1999, respectively.

           Future principal payments on the term loan are as follows:

YEAR ENDING DECEMBER 31, (IN THOUSANDS)

2001                        $    862
2002                           3,448

                        ---------------------
                            $  4,310
                        =====================


           Interest expense associated with the term loan was $482,000, $489,000 and $540,000 in the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 7 - COMMITMENTS

           Future minimum lease payments under all noncancelable operating leases in effect at December 31, 2000 are as follows:

YEAR ENDING DECEMBER 31, (IN THOUSANDS)
        2001                              $     882
        2002                                    915
        2003                                    948
        2004                                    981
        2005                                  1,014
        Thereafter                            4,245
                                      ---------------------
                                           $  8,985
                                      =====================


           Future minimum lease payments under operating leases primarily relate to the Company's principal office and laboratory space in California. Rental expense under these leases amounted to $849,000, $841,000 and $808,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

           In March 1999, the Company sold 625,000 shares of Series D-1 Preferred Stock to a strategic investor for $3,750,000 and 625,000 shares of Series E-1 Preferred Stock to another strategic investor for $3,000,000. The issuance of the Series E-1 Preferred Stock resulted in a beneficial conversion feature of $750,000, calculated in accordance with Emerging Issues Task Force Topic D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature". The beneficial conversion feature was reflected as a deemed preferred stock dividend in the Statement of Operations for 1999.

           In June 1999, the Company entered into a Note and Warrant Purchase Agreement with a group of investors, including Sepracor. Under the agreement, the group of investors agreed to loan the Company $11 million, of which $5.5 million was paid to Versicor in June 1999 at the first closing. The outstanding principal amount of the notes was due and payable to the investors by Versicor in June 2000. Interest on the notes accrued at 9.75% and was payable annually. In October 1999, the Note holders converted the notes and accrued interest of $181,000 into the Company's Series F Preferred Stock. In connection with the financing, the investors were granted warrants to purchase 226,236 shares of Series F Preferred Stock at $4.00 per share (see Note 9). The issuance resulted in a beneficial conversion feature of $4,877,000 which was reflected as interest expense in the Statement of Operations for 1999.

           In October 1999, the Company completed a private equity financing of approximately $40 million. The Company converted its $5.5 million of bridge loans, plus accrued interest, into 1,204,072 shares of Series F Preferred Stock and issued 7,309,316 shares of Series F Preferred Stock at $4.72 per share, for $35 million in cash. Issuance costs associated with the transaction were $137,000. The issuance resulted in a beneficial conversion feature of $34.4 million which was reflected as a deemed preferred stock dividend in the Statement of Operations for 1999.

           On August 8, 2000, the Company sold 4,600,000 shares of its common stock at $11 per share in an initial public offering. On September 7, 2000, the underwriters executed an overallotment option and purchased an additional 690,000 shares of common stock at $11 per share. The Company received net proceeds of approximately $52.7 million from the initial public offering and the overallotment after payment of underwriting discounts and commissions and other expenses. The proceeds have been invested in highly liquid, interest bearing, investment grade securities.

           Immediately prior to the initial public offering, the Company split its common and preferred stock 5-for-4. Upon the closing of the Company's initial public offering on August 8, 2000, all of the Company's preferred stock, par value $0.001 per share, automatically converted into 16,677,000 shares of common stock. Immediately following the automatic conversion of the preferred stock, the Company filed an amended and restated Certificate of Incorporation.
Under the amended and restated Certificate of Incorporation, the Company is authorized to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock. All preferred stock and common stock data in the financial statements has been restated retroactively to reflect the split.

           At December 31, 2000 and 1999, 16,500 and 25,500 shares of common stock were subject to repurchase, respectively. The common stock is subject to repurchase at the original issuance price of $0.001 per share.

NOTE 9 - STOCK OPTIONS AND WARRANTS

 STOCK OPTIONS

           The 1995 Stock Option Plan ("1995 Plan") permits the Company to grant up to 315,000 shares of common stock as incentive stock options ("ISOs") and nonstatutory stock options ("NSOs"). The 1995 Plan was amended in 1997 to increase the maximum number of shares to be issued to 348,750. The 1995 Plan provides for the granting of ISOs to officers and key employees of the Company and NSOs to officers, key employees, consultants and directors of the Company. ISOs and NSOs granted under the 1995 Plan have a maximum term of ten years from the date of grant. Vesting provisions may vary but in each case will provide for vesting of at least 20% per year of the total number of shares subject to the option and have an exercise price not less than the fair value of the stock at the date of grant.

           The 1997 Equity Incentive Plan ("1997 Plan") permits the Company to grant up to 1,401,250 shares of common stock as ISOs, NSOs, stock bonuses, rights to purchase restricted stock, and stock appreciation rights. In 1999, the 1997 Plan was amended to increase the maximum number of shares available to 2,638,030. In 2000, the 1997 Plan was amended again to increase the maximum number of shares available to 4,038,030. All options shall be separately designated ISOs to officers and key employees and NSOs to officers, key employees, consultants and directors. ISOs granted under the 1997 Plan have a maximum term of ten years from the date of grant and have an exercise price of not less than fair value of the stock at the date of grant, as determined by the Company's Board of Directors. NSOs granted under the 1997 Plan have a maximum term of ten years from the date of grant and have an exercise price of not less than 85% of fair market value of the stock at the date of the grant, as determined by the Company's Board of Directors. Vesting provisions of ISOs and NSOs may vary but in each case will provide for vesting of at least 20% per year of the total number of shares subject to the option.

           Stock option activity under the plans for the years ended December 31, 2000, 1999 and 1998 is as follows:


                                              2000             1999                  1998
                                 --------------------- --------------------  ---------------------
                                   Number   Weighted     Number  Weighted     Number     Weighted
                                            Average              Average                 Average
                                            Exercise             Exercise                Exercise
                                            Price Per            Price Per               Price Per
                                              Share              Share                   Share
                                ----------------------- -------------------  ----------------------

Balance at beginning of year     2,066,466    $0.43    1,282,013   $0.39    1,457,800      $0.38
Granted                            888,313     5.28      932,626    0.47      162,719       0.40
Exercised                        (391,782)     0.39     (47,425)    0.35     (86,711)       0.27
Canceled                          (94,685)     0.48    (100,748)    0.37    (251,795)       0.38

                               ------------          ------------          -----------
Balance at end of year           2,468,312     2.18    2,066,466    0.43    1,282,013       0.39

                               ============          ============          ===========


           The following table summarizes information about stock options outstanding at December 31, 2000:


                     Options outstanding                Options exercisable
              ----------------------------------  -----------------------------
 Exercise     Number       Remaining    Exercise   Number       Exercise
Price Per    Outstanding   Contractual   Price    Excercisable   Price
 Share                       Life
----------   -----------------------------------  -----------------------------
  $0.09        12,843         5.00       $0.09      11,493      $0.09
   0.40       742,548         7.14        0.40     466,544       0.40

   0.48       847,108         8.92        0.48     206,650       0.48

   4.72       411,563         9.34        4.72         --          --

   5.75       400,000         9.94        5.75         --          --

   7.56        48,000         9.94        7.56         --          --

  10.56         6,250         9.64       10.56         --          --

           ----------                             --------
            2,468,312                     2.18     684,687       0.42

           ==========                             ========

           There were 652,675 and 328,595 options exercisable at December 31, 1999 and 1998, respectively.

           There were 261,045 and 1,079,920 options available for future grant under the 1995 Plan and 1997 Plan, respectively, as of December 31, 2000. The Company has reserved 4,229,873 shares of common stock for the exercise of stock options and warrants.

 FAIR VALUE DISCLOSURES

           The Company applies the measurement principles of APB 25 in accounting for its employee stock options. Had compensation expense for options granted to employees been determined based on the fair value at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been as indicated below:


                                            Years Ended December 31,
                                 ----------------------------------------------
                                       2000            1999          1998
                                  ---------------------------------------------
                                       (in thousands except per share data)
Net loss available to
common stockholders:
   As reported                    $    (18,789)    $   (67,394)    $  (15,112)
                                  ==============  ==============  =============
   Proforma                       $    (19,556)    $   (67,469)    $  (15,189)
                                  ==============  ==============  =============
Basic and diluted net
loss per share:
   As reported                    $       (1.95)   $   (127.28)    $    (47.11)
                                  ==============  ==============  =============
   Proforma                       $       (2.03)   $   (127.42)    $    (47.35)
                                  ==============  ==============  =============

           The value of each option grant was estimated on the date of grant using the minimum value method until August 8, 2000; thereafter options were valued using the Black-Scholes option pricing model. The following weighted assumptions were used:


                                       Years Ended December 31,
                              -----------------------------------------
                                2000        1999          1998

                              -----------------------------------------
Risk-free interest rate          5.1%         6.3%          5.2%
Expected average life         4 years      6 years       8 years
Volatility                        60%            -             -
Expected dividends                  -            -             -


           The risk-free interest rate was calculated in accordance with the grant date and expected average life. The weighted average per share fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $12.89, $14.18 and $2.66, respectively.

 DEFERRED STOCK BASED COMPENSATION

           During the period from January 1997 through December 31, 2000, the Company recorded $21.5 million of deferred stock based compensation in accordance with APB 25, SFAS 123 and Emerging Issues Task Force 96-18, related to stock options granted to consultants and employees. For options granted to consultants, the Company determined the fair value of the options using the Black-Scholes option pricing model with the following assumptions: expected lives of four years; weighted average risk-free interest rate between 5.4% and 6.2%; expected dividend yield of zero percent; volatility of 60% and values of common stock between $0.40 and $18.91 per share. Stock compensation expense is being recognized in accordance with FIN 28 over the vesting periods of the related options, generally four years. The Company recognized stock compensation expense of $7.7 million, $4.4 million and $537,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

 WARRANTS

           Warrants to purchase 45,000 shares of common stock at $4.45 per share and 168,125 shares of Series C preferred stock (which converted into warrants to purchase common stock upon the Company's initial public offering) at $4.00 per share were outstanding at December 31, 2000. The fair value of these warrants was estimated using the Black Scholes pricing model and was not material. During 1999, warrants to purchase 226,236 shares of Series F preferred stock (which converted into warrants to purchase common stock upon the Company's initial public offering) at $4.72 per share were issued in connection with a bridge loan financing. These warrants, which were still outstanding as of December 31, 2000, were valued using the Black Scholes pricing model. The allocated fair value of these warrants of $623,000 has been reflected as interest expense in the accompanying statement of operations. The warrants expire on March 10, 2002, December 9, 2002 and August 8, 2005, respectively.

NOTE 10 - INCOME TAXES

           Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset.

           The statutory and effective tax rates were 34% and 0%, respectively, for all periods presented. The effective tax rate resulted from net operating losses and nonrecognition of any deferred tax asset At December 31, 2000, the Company had federal and state tax net operating loss ("NOL") carryforwards of approximately $22.0 million and $8.5 million, respectively which will expire between 2003 and 2020. Based upon the Internal Revenue Code and changes in the Company's ownership, utilization of the NOL will be subject to an annual limitation. At December 31, 2000, the Company had federal and state research and experimentation credit carryforwards of approximately $1.0 million and $612,000, respectively, which will expire beginning in the year 2010.

           The components of net deferred taxes were as follows:



                                                       December 31,
                                             ----------------------------------
                                                   2000                1999

                                             ---------------   ----------------
                                                      (in thousands)
ASSETS:
   NOL carryforwards                            $     7,983       $     4,835
   Capitalized research and development               7,244             7,568
   Tax credit carryforwards                           1,417             1,346
   Accrued expenses and other liabilities               250               170
   Deferred revenue                                     535               393
   Capitalized in-process
   research and development                           3,996             4,282
   Property and equipment                                 4                 -

LIABILITIES:
   Property and equipment                                 -             (355)

Less: valuation allowance                          (21,429)          (18,239)
                                             ---------------   ---------------
Net deferred taxes                                $       -         $       -

                                             ===============   ===============


NOTE 11 - EMPLOYEE SAVINGS PLAN

           Up until October 31, 2000, the Company's employees were able to participate in Sepracor's 401(k) savings plan. From November 1, 2000, the Company's employees were able to participate in the Versicor 401(k) savings plan. Under the provisions of both plans, employees may voluntarily contribute up to 15% of their compensation up to the statutory limit. In addition, the Company can make a matching contribution at its discretion. The Company matches 50% of the first $3,000 up to a maximum of $1,500 per employee. The Company's contributions made during 2000, 1999 and 1998 were $47,000, $39,000 and $41,000, respectively.

NOTE 12 -  AGREEMENTS

          In  February  1998,  the  Company  entered  into two  agreements  with
Biosearch Italia ("Biosearch"); a license agreement and a collaborative agreement. Under the licensing agreement, Biosearch granted the Company an exclusive license to develop and commercialize V-Glycopeptide (then called BI-397) in the United States and Canada. In exchange for the license and upon favorable results of preclinical studies, the Company paid $2 million and issued 250,000 shares of its common stock to Biosearch. The $2 million license fee payment was expensed as research and development in 1998. The fair value of the common stock issued to Biosearch was $647,000 and was expensed to research and development in 1998. Versicor has also agreed to make certain milestone payments if the milestones are achieved of which $1 million was recognized as research and development expense in 1998. Versicor will also pay royalties to Biosearch on a product-by-product and country-by-country basis relating to future sales of products resulting from this agreement. Under the collaborative agreement, the Company established a target and lead optimization arrangement with Biosearch entitled BIOCOR. Biosearch contributes leads and targets, while the Company contributes its combinatorial and medicinal chemistry expertise to optimize such leads. Biosearch has the exclusive license in Europe to commercialize intravenous drugs resulting from this collaboration and will retain all income derived from such commercialization in Europe. The Company has the exclusive license in Canada and the United States for the commercialization of intravenous drugs in these countries and will retain all income resulting from such commercialization in the United States and Canada. Biosearch and the Company will share all revenue from the commercialization of intravenous drugs in all countries other than the United States and Canada and outside of Europe as well as any oral drugs that are developed. The Company will make certain milestone payments to Biosearch if the milestones are reached. In December of 2000, the Company expanded this collaboration by sponsoring additional chemists in Italy and increasing assays put in BIOCOR. Biosearch Italia has increased the number of natural products libraries that they are contributing.

           In March 1999, the Company and Pharmacia Corporation entered into a collaboration agreement pursuant to which they agreed to collaborate to discover second and third generation oxazolidinone product candidates. In connection with the collaboration, Pharmacia Corporation has made a $3.75 million equity investment in the Company and has made research support and license fee payments to the Company. Under the terms of the agreement, the Company is entitled to receive additional research support payments, and if certain milestones are achieved, milestones payments from Pharmacia Corporation, which may be creditable against future royalty payments. The Company has assigned to Pharmacia Corporation an exclusive worldwide license to commercialize drugs resulting from this collaboration. The development, manufacture and worldwide sale of drugs resulting from the collaboration will be conducted by Pharmacia Corporation, and the Company will be entitled to receive royalties on the worldwide sales of any drug developed and commercialized. During 1999, the Company recognized $2.1 million of revenue relating to this agreement consisting of $325,000 of contract service and license fees and $1.8 million of collaborative research and development fees. During 2000, the Company recognized $3.1 million of revenue relating to this agreement consisting of $433,000 of contract service and license fees and $2.6 million of collaborative research and development fees. At December 31, 2000 and 1999, deferred revenue consists of $1.3 million and $975,000, respectively, relating to contract service and license fees which are being recognized over a three year period.

           In March 1999, the Company entered into a collaboration agreement with Novartis Pharma AG ("Novartis") pursuant to which the Company is collaborating to discover and develop novel deformylase inhibitors. In connection with the collaboration, Novartis made a $3 million equity investment in the Company and provides research support payments to the Company. Under the terms of this agreement, the Company is entitled to receive additional research support payments and milestone payments from Novartis if the milestones are achieved. A portion of certain milestone payments received are creditable towards future royalties. The Company has granted Novartis an exclusive worldwide license to commercialize drugs resulting from this collaboration. However, the Company has the option to co-promote with Novartis in hospitals in the United States and Canada any drug that contains a Versicor compound as an active ingredient. The development, manufacture and worldwide sale of drugs resulting from collaboration will be conducted by Novartis, and the Company will be entitled to receive royalties on the worldwide sales of any drug developed and commercialized from this collaboration. The Company will not be entitled to royalties from sales in the United States and Canada if the Company chooses to co-promote the drugs with Novartis. In addition to a $500,000 milestone payment, the Company recognized $1.7 million of collaborative research and development fees as revenue in 1999. In 2000, the Company recognized revenue of $2.8 million, including milestone payments totaling $500,000. Subject to the approval of certain of the Company's stockholders, the Company has a put option to sell $2 million of additional equity securities to Novartis. This option expires on March 31, 2001.

           In May 1999, Eli Lilly granted an exclusive worldwide license to the Company for the development and commercialization of V-Echinocandin (then called LY 303366). The Company paid $11 million for the license, and has agreed to pay an additional $3 million for product inventory, which it has received, over a three-year period. The Company recognized $14 million of research and development costs related to these amounts in 1999. We are also obligated to make $51 million in payments to Eli Lilly if specified milestones are achieved on the intravenous formulations of V-Echinocandin.
Of the $51 million payment for the intravenous formulation, $14 million is contingent on developments in the United States and Canada, $16 million is contingent on developments in Japan and Europe and $21 million is contingent on cumulative sales of the intravenous formulation. We are obligated to make
$79 million in additional payments to Eli Lilly if specified milestones are achieved on the oral formulations of V-Echinocandin. We are required to pay to Eli Lilly royalties in respect of sales of any product resulting from the compound. At December 31, 1999, the Company had $1 million and $2 million of current and long-term liabilities, respectively, relating to amounts due to Eli Lilly for the product inventory. At December 31, 2000, the Company had $1 million of both current and long-term liabilities. The Company has granted to Eli Lilly an option to license the exclusive development and commercialization rights to oral formulations of V-Echinocandin, which is exercisable upon successful completion of Phase II clinical trials. If Eli Lilly exercises this option, the Company will have the right to receive royalty payments and reimbursement of prior development expenses and milestone payments. The Company will also have the right to co-promote the product with Eli Lilly.

           Sepracor granted an exclusive license to the Company for the rights to certain technology and intellectual property in July 1995. In exchange for the license, Versicor issued 45,000 shares of Series A Preferred Stock to Sepracor. Versicor also agreed to allow third parties to use its lead seeking libraries and related technology upon the request of Sepracor. In return, Sepracor agreed to pay a 5% royalty fee on all net sales of products resulting from Versicor's screening process plus all reasonable costs incurred by Versicor. This license terminated on July 18, 2000.

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

           The following is selected unaudited quarterly financial data for the years ended December 31, 2000 and 1999 (in thousands, except per share data). In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the financial statements and included all adjustments necessary to present fairly the information for the periods presented.



                                                                        Quarter Ended
                                         ------------------------------------------------------------------
                                             March 31,      June 30,     September 30,    December 31,
                                               2000           2000            2000            2000

                                         ------------------------------------------------------------------

Revenues                                  $    1,258      $    1,560     $   1,309       $   1,744

Net loss                                  $   (3,558)     $  (2,734)     $  (3,916)      $  (5,095)

Net loss available to common
   stockholders                           $   (4,993)     $  (4,170)     $  (4,531)      $  (5,095)

Net loss per share, basic and diluted     $    (7.09)     $   (4.57)     $   (0.33)      $   (0.22)

Shares used in computing net loss
  per share, basic and diluted                   705             913         13,690          23,021



                                            -------------------------------------------------------------
                                                                      Quarter Ended
                                            -------------------------------------------------------------
                                             March 31,       June 30,     September 30,   December 31,
                                               1999           1999           1999           1999
                                            -------------------------------------------------------------

Revenues                                      $      -       $   1,258     $  1,259      $   1,758

Net loss                                      $  (2,498)     $  (20,655)   $ (2,816)     $  (3,250)

Net loss available to common  stockholders    $  (3,779)     $  (21,388)   $ (3,447)     $  (38,780)

Net loss per share, basic and diluted         $   (8.72)     $   (40.28)   $  (6.38)     $  (63.43)

Shares used in computing net loss
  per share, basic and diluted                       433             531        540            611
