Form 10-Q
period 2001-06-30
VERSICOR INC /CA
filed 2001-08-10
CIK 1052547

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER 000-31145

VERSICOR INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	04-3278032
(State or Other Jurisdiction of Organization or Incorporation)	(I.R.S. Employer Identification number)

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

    COMMON STOCK, PAR VALUE $.001 PER SHARE, 23,082,087 SHARES OUTSTANDING AT
AUGUST 1, 2001.

VERSICOR INC.
INDEX

ITEM 1. CONDENSED FINANCIAL STATEMENTS

VERSICOR INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,153	$67,989
Marketable securities	23,152	17,945
Employee notes receivable	356	357
Prepaid expenses and other current assets	801	591

Total current assets	75,462	86,882
Property and equipment, net	5,132	4,384
Employee notes receivable	138	188
Other assets	158	142

Total assets	$80,890	$91,596

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,060	$1,421
Accrued liabilities	3,815	3,225
Related party payable	-	12
Current portion of term loan payable	862	862
Deferred revenue	1,778	1,233

Total current liabilities	7,515	6,753
Deferred revenue	500	108
Term loan payable	3,017	3,448
Other long-term liabilities	43	1,000

Total liabilities	11,075	11,309

Stockholders' equity:
Common stock	23	23
Additional paid-in capital	161,492	160,059
Deferred stock compensation	(6,933)	(8,819)
Accumulated other comprehensive income	17	-
Accumulated deficit	(84,784)	(70,976)

Total stockholders' equity	69,815	80,287

Total liabilities and stockholders' equity	$80,890	$91,596

The accompanying notes are an integral part of the condensed financial statements.

VERSICOR INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Revenues:
Collaborative research and development and contract services	$1,554	$1,301	$3,040	$2,551
License fees and milestones	259	259	267	267

Total revenues	1,813	1,560	3,307	2,818

Operating expenses:
Research and development - non-cash compensation expense	682	(19)	1,195	1,212
Research and development - other	8,146	2,556	12,959	4,962

Total research and development	8,828	2,537	14,154	6,174

General and administrative - non-cash compensation expense	893	1,731	2,109	2,810
General and administrative - other	1,565	515	2,804	1,084

Total general and administrative	2,458	2,246	4,913	3,894

Total operating expenses	11,286	4,783	19,067	10,068

Loss from operations	(9,473)	(3,223)	(15,760)	(7,250)

Other income (expense):
Interest income	913	593	2,132	1,182
Interest expense	(82)	(122)	(180)	(242)
Other income	-	18	-	18

Net loss	(8,642)	(2,734)	(13,808)	(6,292)

Accretion of dividends on preferred stock	-	(1,436)	-	(2,871)

Net loss available to common stockholders	$(8,642)	$(4,170)	$(13,808)	$(9,163)

Net loss per share:
Basic and diluted	$(0.37)	$(4.57)	$(0.60)	$(11.30)

Weighted average shares	23,054	913	23,048	811

The accompanying notes are an integral part of the condensed financial statements.

VERSICOR INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six Months Ended

	June 30,	June 30,
	2001	2001

Cash flows from operating activities:
Net loss	$(13,808)	$(6,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	497	444
Non-cash compensation expense	3,304	4,022
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(210)	(308)
Employee notes receivable	51	(14)
Other assets	(16)	(270)
Accounts payable	(361)	129
Accrued liabilities	590	107
Related party payable	(12)	24
Deferred revenue	937	398
Other long-term liabilities	(957)	(1,000)

Net cash used in operating activities	(9,985)	(2,760)

Cash flows from investing activities:
Purchases of marketable securities	(24,904)	-
Sales/maturities of marketable securities	19,714	-
Additions to property and equipment	(1,245)	(63)

Net cash used in investing activities	(6,435)	(63)

Cash flows from financing activities:
Proceeds from issuance of common stock	15	103
Repayments of long-term debt	(431)	(431)

Net cash used in financing activities	(416)	(328)

Net change in cash and cash equivalents	(16,836)	(3,151)
Cash and cash equivalents at beginning of period	67,989	34,619

Cash and cash equivalents at end of period	$51,153	$31,468

Supplemental cash flow information:
Cash paid during the period for interest	$180	$242

The accompanying notes are an integral part of the condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying interim financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 2001 and 2000.

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

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Convertible and redeemable convertible
preferred stock	-	16,677	-	16,677
Stock options	2,663	1,712	2,580	1,644
Common stock warrants	421	213	421	213
Common stock subject to repurchase	13	17	14	18

	3,097	18,619	3,015	18,552

3.  RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting and Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method—the purchase method.  Use of the pooling-of-interests method is no longer permitted.  SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward.  The amortization of goodwill will cease upon adoption of SFAS 142.  The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. Versicor is required to adopt SFAS 142 in the first quarter of fiscal year 2002.  We believe that the adoption of these standards will have no impact on our financial statements.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and Versicor’s audited financial statements for the year ended December 31, 2000 included in our Form 10-K previously filed with the SEC. This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements, which involve risk and uncertainties. The words "believe," "expect," "estimate," "may," "will," "could," "plan," or "continue," and similar expressions are intended to identify forward-looking statements.  Versicor's actual results could differ significantly from the results discussed in such forward-looking statements. See "Factors Affecting Future Operating Results" below.

OVERVIEW

    Versicor is a biopharmaceutical company focused on the discovery, development and marketing of drugs for the treatment of serious bacterial and fungal infections, primarily in the hospital setting.  Since our inception on May 2, 1995 as a wholly-owned subsidiary of Sepracor Inc., we have devoted substantially all of our efforts to establishing our business and carrying on research and development activities related to our proprietary product candidates, including anidulafungin and dalbavancin, as well as collaborative product candidates. Since 1996, we have been operating as an independent company located in California.

    On August 8, 2000, we sold 4,600,000 shares of our common stock at $11 per share in an initial public offering.  On September 7, 2000, the underwriters executed an overallotment option and purchased an additional 690,000 shares of common stock at $11 per share.  We received total net proceeds from the initial public offering and the overallotment of approximately $52.7 million.

    Since we began our operations in May 1995, we have not generated any revenues from product sales.  Our lead product candidate, anidulafungin, is in Phase III clinical trials.  Our second product candidate, dalbavancin, is in Phase II clinical trials and we also have several lead compounds in pre-clinical studies.  Pharmacia Corporation recently started clinical development of one of our compounds in our oxazolidinone program for which we have received a milestone payment.

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

    We recorded deferred stock compensation of $1.4 million and $4.7 million for the six months ended June 30, 2001 and 2000, respectively.  These amounts were recorded as a component of stockholders’ equity and are being amortized as charges to operations over the vesting periods of the options.  We recorded amortization of deferred stock compensation of $3.3 million and $4.0 million for the six months ended June 30, 2001 and 2000, respectively.

    Since our inception, we have incurred significant losses. As of June 30, 2001, we had an accumulated deficit of $84.8 million. We anticipate incurring additional losses, which may increase, for the foreseeable future, including at least through December 31, 2002.

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

    In May 1999, we obtained from Eli Lilly an exclusive worldwide license for the development and commercialization of anidulafungin (formerly known as V-Echinocandin).  We began a Phase III clinical trial for anidulafungin in the first quarter of 2001.  We paid $11.0 million for the license and have agreed to pay an additional $3 million for product inventory of which we have paid $2.0 million.  We are also obligated to make $51.0 million in additional payments to Eli Lilly if specified milestones are achieved on the intravenous formulations of anidulafungin. Of the $51.0 million payment obligation for the intravenous formulation, $14.0 million is contingent on developments in the United States and Canada, $16.0 million is contingent on developments in Japan and Europe and $21.0 million is contingent on cumulative sales of the intravenous formulation. We are obligated to make $79 million in additional payments to Eli Lilly if specified milestones are achieved on the oral formulations of anidulafungin.  We are also required to pay to Eli Lilly royalties in respect of sales of any product resulting from the compound. We may terminate this agreement at any time by giving ninety days' written notice.  Otherwise, the license terminates on a country-by-country basis as all of our royalty obligations are satisfied in each country.

    In March 1999, we entered into a collaboration agreement with Pharmacia Corporation pursuant to which we are collaborating to discover second and third generation oxazolidinone product candidates. In connection with the collaboration, Pharmacia Corporation made an equity investment in us of $3.8 million and paid research support and license fee payments of $1.2 million to us. Under the terms of the agreement, we are entitled to receive additional research support payments, and if specified milestones are achieved, up to $14.0 million in additional milestone payments per compound.  We are also entitled to receive royalties on the worldwide sales of any drug developed and commercialized as a result of the collaboration.  In October 2000, Pharmacia increased its research support payments by approximately 30% and in June 2001 we received a milestone payment for the initiation of clinical development of one of the oxazolidinone compounds.

    In March 1999, we entered into a collaboration agreement with Novartis Pharma AG pursuant to which we are collaborating to discover and develop novel deformylase inhibitors. In connection with the collaboration, Novartis has made a $3.0 million equity investment in us and paid $1.3 million in milestone payments to us. Under the terms of this agreement, we are entitled to receive up to $21.0 million in additional payments from Novartis upon the achievement of specified milestones, a portion of which may be credited against future royalty payments to which we are entitled on the worldwide sales of any drug developed and commercialized from this collaboration.

    In February 1998, we entered into two agreements with Biosearch Italia: a license agreement and a collaborative agreement. Under the license agreement, Biosearch Italia granted us an exclusive license to develop and commercialize dalbavancin (formerly known as V-Glycopeptide) in the United States and Canada.  In exchange for the license and upon the receipt of favorable results in pre-clinical studies, we paid $3.0 million and issued 250,000 shares of our common stock to Biosearch Italia. In May 2001, we began a Phase II clinical trial for dalbavancin and paid Biosearch Italia an additional milestone payment. We are obligated to make up to $8.0 million in additional payments to Biosearch Italia upon the achievement of specified milestones. We are also required to pay Biosearch Italia royalties in respect of sales of any product that results from the compound.  Under the collaborative agreement with Biosearch Italia, we established a lead optimization partnership called BIOCOR. Biosearch contributes leads and we contribute our combinatorial and medicinal chemistry expertise to optimize the leads.

    In June 2001, we entered into an agreement with Abbott Laboratories.  Pursuant to this agreement, Abbott has agreed to manufacture, develop and supply commercial quantities of both API (the bulk form of the final active pharmaceutical ingredient for anidulafungin) and ECBN-HC1 (the bulk form of intermediate anidulafungin B nucleus hydrochloride used in the production of API).

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES

    Revenues were $1.8 million and $1.6 million in the three months ended June 30, 2001 and 2000, respectively.  Revenues consisted of $952,000 and $723,000 of collaborative research and development, contract service and license fees from Pharmacia Corporation and $861,000 and $837,000 of collaborative research and development fees and milestone payments from Novartis in the three months ended June 30, 2001 and 2000, respectively.  The increase in revenues in the second quarter of 2001 is due to the increase in collaborative research and development funding from both Pharmacia Corporation and Novartis.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses were $8.8 million and $2.5 million in the three months ended June 30, 2001 and 2000, respectively.  Research and development expenses include amortization of non-cash stock compensation expense of $682,000 and $(19,000) in the three months ended June 30, 2001 and 2000, respectively.  Excluding these charges, research and development expenses increased by $5.6 million primarily due to the increase in clinical expenses for the development of anidulafungin which moved into Phase III trials in the first half of 2001 and dalbavancin, which moved into Phase II trials in the second quarter of 2001 and for which we made a one-time payment to Biosearch Italia, as well as the expansion of our collaborative and internal research projects.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were $2.5 million and $2.2 million in the three months ended June 30, 2001 and 2000, respectively.  General and administrative expenses include amortization of non-cash stock compensation expense of $893,000 and $1.7 million in the three months ended June 30, 2001 and 2000, respectively.  Excluding these charges, general and administrative expenses increased by $1.1 million primarily due to the increase in legal, audit, insurance, personnel, and consultant expenses associated with being a public company.

OTHER INCOME (EXPENSE)

    Net interest income was $831,000 and $471,000 in the three months ended June 30, 2001 and 2000, respectively.  The 2001 period reflects greater interest income as a result of higher cash and investment balances resulting from our initial public offering in August 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUES

    Revenues were $3.3 million and $2.8 million in the six months ended June 30, 2001 and 2000, respectively.  Revenues consisted of $1.9 million and $1.4 million of collaborative research and development, contract service and license fees from Pharmacia Corporation in the six months ended June 30, 2001 and 2000, respectively and $1.4 million of collaborative research and development fees and milestone payments from Novartis in both the six months ended June 30, 2001 and 2000.  The increase in revenues in the first half of 2001 is due to the increase in collaborative research and development funding from both Pharmacia Corporation and Novartis.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses were $14.2 million and $6.2 million in the six months ended June 30, 2001 and 2000, respectively.  Research and development expenses include amortization of non-cash stock compensation expense of $1.2 million in both in the six months ended June 30, 2001 and 2000.  Excluding these charges, research and development expenses increased by $8.0 million primarily due to the increase in clinical expenses for the development of anidulafungin, which moved into Phase III trials in the first half of 2001 and dalbavancin which moved into Phase II trials in the second quarter of 2001 and for which we paid a one-off milestone payment to Biosearch Italia, as well as the expansion of our collaborative and internal research projects.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were $4.9 million and $3.9 million in the six months ended June 30, 2001 and 2000, respectively.  General and administrative expenses include amortization of non-cash stock compensation expense of $2.1 million and $2.8 million in the six months ended June 30, 2001 and 2000, respectively.  Excluding these charges, general and administrative expenses increased by $1.7 million primarily due to the increase in legal, audit, insurance, personnel, and consultant expenses associated with being a public company.

OTHER INCOME (EXPENSE)

    Net interest income was $2.0 million and $940,000 in the six months ended June 30, 2001 and 2000, respectively.  The 2001 period reflects greater interest income as a result of higher cash and investment balances resulting from our initial public offering in August 2000.

LIQUIDITY AND CAPITAL RESOURCES

    We have funded our operations principally with the proceeds of approximately $78.5 million from a series of six preferred stock offerings over the period 1995 through 1999 and net proceeds of approximately $52.7 million from the our initial public offering received in August and September 2000.

     As of June 30, 2000, we had received approximately $18.7 million in payments for collaborative research, contract services and milestone payments, as well as license fees from our collaborators, including Sepracor. Of these payments, $2.3 million constitutes deferred revenue as of June 30, 2001.

    In addition, we have a $6 million term loan agreement with Fleet National Bank. This loan bears interest at the prime rate plus 0.50% and is payable in 15 equal quarterly installments of $216,000, with the balance due on December 31, 2002. The net proceeds of this loan were used to repay Sepracor for leasehold improvements to our facilities and for general corporate purposes. As of June 30, 2001, there was an outstanding loan balance of $3.9 million.

    Cash used in operations was $10.0 million and $2.8 million in the six months ended June 30, 2001 and 2000, respectively.  The net loss of $ 13.8 million in the first half of 2001 was partially offset by non-cash charges for depreciation and non-cash stock compensation of $3.8 million.  In the first half of 2000, the net loss of $6.3 million was substantially offset by non-cash charges for depreciation and non-cash stock compensation of $4.5 million.

    Cash used in investing activities was $6.4 million and $63,000 in the six months ended June 30, 2001 and 2000, respectively.  The principal use of cash in the first half of 2001 resulted from the net purchases of marketable securities as well as capital expenditure of $1.2 million mainly relating to one-time leasehold improvements at our Fremont facility.

    At June 30, 2001, our cash, cash equivalents and marketable securities totaled $74.3 million compared to $85.9 million at December 31, 2000.

    We expect to have negative cash flow from operations for the foreseeable future. We expect to incur increasing research and development and general and administrative expenses including expenses relating to additions to personnel and production and commercialization efforts.  Our future capital requirements will depend on a number of factors, including our success in developing markets for our products, payments received or made under collaboration agreements, the timing and outcome of regulatory approvals, the need to acquire licenses to new products or compounds, the status of competitive products and the availability of other financing. We believe our existing cash and cash equivalents and marketable securities will be sufficient to fund our operating expenses, debt repayments and capital requirements for about the next two years.

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting and Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method—the purchase method.  Use of the pooling-of-interests method is no longer permitted.  SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward.  The amortization of goodwill will cease upon adoption of SFAS 142.  The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. Versicor is required to adopt SFAS 142 in the first quarter of fiscal year 2002.  We believe that the adoption of these standards will have no impact on our financial statements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    Certain information contained in the Quarterly Report on Form 10-Q consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

RISKS RELATED TO OUR BUSINESS

IF WE ARE UNABLE TO DEVELOP AND SUCCESSFULLY COMMERCIALIZE OUR PRODUCT CANDIDATES, WE MAY NEVER GENERATE SIGNIFICANT REVENUES OR BECOME PROFITABLE.

    You must evaluate us in light of the uncertainties and complexities present in an early stage biopharmaceutical company. All of our product candidates are in development, and only two are in Phase II or Phase III clinical trials. To date we have not commercialized any products or recognized any revenue from product sales. We will require significant additional investment in research and development, pre-clinical testing and clinical trials, regulatory approval, and sales and marketing activities. Our product candidates, if successfully developed, may not generate sufficient or sustainable revenues to enable us to be profitable.

WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

    We have incurred net losses since our inception in 1995. Before deemed dividends and accretion to redemption value of preferred stock, our net losses were approximately $1.1 million in 1995, $4.8 million in 1996, $6.3 million in 1997, $12.6 million in 1998, $29.2 million in 1999, $15.3 million in 2000 and $13.8 million in the first half of 2001.  As of June 30, 2001, our accumulated deficit was approximately $84.8 million. Our losses to date have resulted principally from:

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

    Our dependence on collaboration agreements with third parties subjects us to a number of risks. These collaboration agreements may not be on terms favorable to us. Agreements with collaborators typically allow the collaborators significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborators may devote to the product candidates, and our collaborators may choose to pursue alternative products. Our collaborators may not perform their obligations as expected. Business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to complete its obligations under the arrangement.  Moreover, we could become involved in disputes with our collaborators, which could lead to delays or termination of our development programs with them and time-consuming and expensive litigation or arbitration. Even if we fulfill our obligations under a collaborative agreement, our collaborator can terminate the agreement under certain circumstances. If any collaborator were to terminate or breach our agreement with it, or otherwise fail to complete its obligations in a timely manner, our chances of successfully commercializing products would be materially and adversely affected.

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

    As of June 30, 2001, two of our product candidates, anidulafungin and dalbavancin, were in clinical trials. Patient follow-up for these clinical trials has been limited and more trials will be required before we will be able to apply for regulatory approvals. Clinical trials conducted by us or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for anidulafungin and dalbavancin or any other potential product candidates. This failure may delay development of other product candidates and hinder our ability to conduct related pre-clinical testing and clinical trials. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates. Our other product candidates are in pre-clinical development, and we have not submitted investigational new drug applications to commence clinical trials involving these compounds. Our pre-clinical development efforts may not be successfully completed and we may not file further investigational new drug applications. Any delays in, or termination of, our clinical trials will materially and adversely affect our development and commercialization timelines, which would cause our stock price to decline. Any of these events would also seriously impede our ability to obtain additional financing.

IF OUR THIRD PARTY CLINICAL TRIAL MANAGERS DO NOT PERFORM, CLINICAL TRIALS FOR OUR PRODUCT CANDIDATES MAY BE DELAYED OR UNSUCCESSFUL.

    We have limited experience in conducting and managing clinical trials, and currently only have seven full-time clinical development employees.  We rely on third parties, including our collaborators, clinical research organizations and outside consultants, to assist us in managing and monitoring clinical trials. Our reliance on these third parties may result in delays in completing, or failing to complete, these trials if they fail to perform under the terms of our agreements with them.

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

    We do not have our own manufacturing facilities to produce our product candidates and anticipate that we will continue to rely on third parties to manufacture our product candidates and our products. Our contract manufacturers have a limited number of facilities in which our product candidates can be produced. These manufacturers have limited experience in manufacturing anidulafungin and dalbavancin in quantities sufficient for conducting clinical trials or for commercialization.

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

    - payments received or made under possible future collaboration agreements;

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

    - developing products;

    - undertaking pre-clinical testing and human clinical trials;

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

    - impose costly procedures on us or our collaborators;

    - diminish any competitive advantages that we or our collaborators may attain; and

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

-             announcements by us of significant acquisitions, strategic relationships, joint ventures or capital commitments;

-             additions or departures of key personnel; and

-             sales of our common stock.

             In addition, the stock market in general, and the Nasdaq National Market in particular, has experienced significant price and volume fluctuations.  Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies.  Further, there has been particular volatility in the market prices of securities of biotechnology and pharmaceutical companies.  These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.  In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities.  A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

             The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur.  In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock.  There were 23,082,087 shares of common stock outstanding as of August 1, 2001.  Of these share outstanding, a substantial number of shares are “restricted securities” as defined in Rule 144.  These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemption under the Securities Act.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk relates to our cash and cash equivalents, our available-for-sale securities and our term loan with a commercial bank.  Our available-for-sale investments are sensitive to changes in interest rates; however such exposure is limited due to the short-term nature of our investments.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On June 7, 2001, the Annual Meeting of Stockholders of Versicor was held for the purpose of voting on:

(i) The election of two Directors to the Board of Directors; and
(ii) Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for 2001.

(b) The stockholders of Versicor approved the following matters, with the following votes cast with respect to each proposal:

(i) Election of two Directors to the Board of Directors:

Director	Shares Voted For	Shares Voted Against	Shares Withheld

Timothy J. Barberich	15,302,274	-	16,800
Mark Leschly	15,302,274	-	16,800

             The other directors whose terms continued after the Annual Meeting are David V. Milligan, Ph.D., George F. Horner III, James H. Cavanaugh, Ph.D., Lori F. Rafield, Ph.D., Christopher T. Walsh, Ph.D. and Richard J. White, Ph.D.

(ii) Ratification of PricewaterhouseCoopers LLP as independent auditors for 2001:

Shares Voted For	Shares Voted Against	Shares Withheld

15,315,874	150	3,050

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             a) Exhibits

10.1*	Versicor Manufacturing, Development and Supply Agreement between Versicor Inc. and Abbott Laboratories dated June 25, 2001.

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

             b) Reports on Form 8-K

             Form 8-K dated July 11, 2001 reported under Item 5, “Other Events”, the announcement of the adoption of a          shareholder rights plan.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSICOR INC.

Date: August 10, 2001	/s/ GEORGE F. HORNER III

George F. Horner III
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2001	/s/ DOV A. GOLDSTEIN, M.D.

Dov A. Goldstein, M.D.
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1*	Versicor Manufacturing, Development and Supply Agreement between Versicor Inc. and Abbott Laboratories dated June 25, 2001

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.