Form 10-Q
period 2001-09-30
VERSICOR INC /CA
filed 2001-11-09
CIK 1052547

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THESECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

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

                COMMON STOCK, PAR VALUE $0.001 PER SHARE, 23,151,637 SHARES OUTSTANDING AT

NOVEMBER 5, 2001.

VERSICOR INC.

ITEM 1. CONDENSED FINANCIAL STATEMENTS

VERSICOR INC.

CONDENSED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,041	$67,989
Marketable securities	25,171	17,945
Employee notes receivable	23	357
Prepaid expenses and other current assets	753	591
Total current assets	69,988	86,882
Property and equipment, net	5,102	4,384
Employee notes receivable	-	188
Other assets	157	142
Total assets	$75,247	$91,596

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,069	$1,421
Accrued liabilities	6,500	3,225
Related party payable	-	12
Current portion of term loan payable	862	862
Deferred revenue	217	1,233
Total current liabilities	9,648	6,753
Deferred revenue	500	108
Term loan payable	2,801	3,448
Other long-term liabilities	159	1,000
Total liabilities	13,108	11,309

Stockholders' equity:
Common stock	23	23
Additional paid-in capital	159,900	160,059
Deferred stock compensation	(4,526)	(8,819)
Accumulated other comprehensive income	100	-
Accumulated deficit	(93,358)	(70,976)
Total stockholders' equity	62,139	80,287
Total liabilities and stockholders' equity	$75,247	$91,596

The accompanying notes are an integral part of the condensed financial statements.

VERSICOR INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Revenues:
Collaborative research and development and contract services	$1,554	$1,301	$4,594	$3,852
License fees and milestones	9	8	276	275
Total revenues	1,563	1,309	4,870	4,127

Operating expenses:
Research and development - non-cash compensation expense	544	790	1,739	2,002
Research and development - other	8,665	3,145	21,624	8,107
Total research and development	9,209	3,935	23,363	10,109
General and administrative - non-cash compensation expense	32	1,735	2,141	4,545
General and administrative - other	1,458	625	4,262	1,709
Total general and administrative	1,490	2,360	6,403	6,254
Total operating expenses	10,699	6,295	29,766	16,363

Loss from operations	(9,136)	(4,986)	(24,896)	(12,236)

Other income (expense):
Interest income	692	1,193	2,824	2,375
Interest expense	(70)	(123)	(250)	(365)
Other income (expense)	(60)	-	(60)	18
Net loss	(8,574)	(3,916)	(22,382)	(10,208)

Accretion of dividends on preferred stock	-	(615)	-	(3,486)

Net loss available to common stockholders	$(8,574)	$(4,531)	$(22,382)	$(13,694)

Net loss per share:
Basic and diluted	$(0.37)	$(0.33)	$(0.97)	$(2.66)

Weighted average shares	23,085	13,690	23,060	5,147

The accompanying notes are an integral part of the condensed financial statements.

VERSICOR INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Nine Months Ended
	September 30, 2001	September 30, 2000

Cash flows from operating activities:
Net loss	$(22,382)	$(10,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	750	659
Loss on disposal of fixed assets	60	-
Non-cash compensation expense	3,880	6,547
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(162)	(462)
Employee notes receivable	522	(22)
Other assets	(15)	19
Accounts payable	648	128
Accrued liabilities	3,275	990
Related party payable	(12)	9
Deferred revenue	(624)	(325)
Other long-term liabilities	(841)	(1,000)
Net cash used in operating activities	(14,901)	(3,665)

Cash flows from investing activities:
Purchases of marketable securities	(39,705)	(41,610)
Sales/maturities of marketable securities	32,579	5,000
Additions to property and equipment, net	(1,528)	(347)
Net cash used in investing activities	(8,654)	(36,957)

Cash flows from financing activities:
Proceeds from initial public offering, net	-	52,688
Proceeds from issuance of common stock	254	145
Repayments of long-term debt	(647)	(431)
Net cash (used in) provided by financing activities	(393)	52,402

Net change in cash and cash equivalents	(23,948)	11,780
Cash and cash equivalents at beginning of period	67,989	34,619
Cash and cash equivalents at end of period	$44,041	$46,399

Supplemental cash flow information:
Cash paid during the period for interest	$250	$366

The accompanying notes are an integral part of the condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

      The accompanying interim financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended September 30, 2001 and 2000.

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

2.  BASIC AND DILUTED NET LOSS PER SHARE

      Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares are anti-dilutive for all periods presented and therefore are excluded from the calculation of diluted net loss per share. The following weighted-average potentially dilutive common shares were excluded from the computation of net loss per share because their effect was anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Convertible and redeemable convertible preferred stock	-	7,147	-	13,562
Stock options	2,796	1,673	2,651	1,653
Common stock warrants	421	431	421	424
Common stock subject to repurchase	11	25	13	26
	3,228	9,276	3,085	15,665

3.  RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method—the purchase method.  Use of the pooling-of-interests method is no longer permitted.  SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward.  The amortization of goodwill will cease upon adoption of SFAS 142.  The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. Versicor is required to adopt SFAS 142 in the first quarter of fiscal year 2002.  We believe that the adoption of these standards will have no impact on our financial statements.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods.  This Statement supersedes FASB Statement No. 121and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of.  Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position and results of operations.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and Versicor’s audited financial statements for the year ended December 31, 2000 included in our Annual Report on Form 10-K previously filed with the SEC. This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements, which involve risk and uncertainties. The words "believe," "expect," "estimate," "may," "will," "could," "plan," or "continue," and similar expressions are intended to identify forward-looking statements.  Versicor's actual results could differ significantly from the results discussed in such forward-looking statements. See "Factors Affecting Future Operating Results" below.

OVERVIEW

      Versicor is a biopharmaceutical company focused on the discovery, development and marketing of drugs for the treatment of serious bacterial and fungal infections, primarily in the hospital setting.  Since our inception on May 2, 1995 as a wholly-owned subsidiary of Sepracor Inc., we have devoted substantially all of our efforts to establishing our business and conducting research and development activities related to our proprietary product candidates, including anidulafungin and dalbavancin, as well as collaborative product candidates. Since 1996, we have been operating as an independent company located in California.

      On August 8, 2000, we sold 4,600,000 shares of our common stock at $11 per share in an initial public offering.  On September 7, 2000, the underwriters exercised an over-allotment option and purchased an additional 690,000 shares of common stock at $11 per share.  We received total net proceeds from the initial public offering and the over-allotment of approximately $52.7 million.

      Since we began our operations in May 1995, we have not generated any revenues from product sales.  Our lead product candidate, anidulafungin, is in Phase III clinical trials.  Our second product candidate, dalbavancin, is in Phase II clinical trials and we also have several lead compounds in preclinical studies.  In June 2001, Pharmacia Corporation started clinical development of one of our compounds in our oxazolidinone program for which we have received a milestone payment.

      Our revenues in the near term are expected to consist primarily of license fees, milestone payments and collaborative research payments to be received from our collaborators.  Certain of these payments are dependent on achievement of certain milestones. If our development efforts result in clinical success, regulatory approval and successful commercialization of our products, we will generate revenues from sales of our products and from receipt of royalties on sales of licensed products.

      Our expenses have consisted primarily of costs incurred in licensing existing product candidates, research and development of new product candidates and in connection with our collaboration agreements, and from general and administrative costs associated with our operations. We expect our licensing costs to increase as certain milestones are achieved, and our research and development expenses to increase as we continue to develop our product candidates. We also expect that our general and administrative expenses will increase as we add personnel and continue to increase our research and development operations.  In addition, we expect to incur sales and marketing expenses in the future when we establish our sales and marketing organization.

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

      We recorded deferred stock compensation of ($414,000) and $4.9 million for the nine months ended September 30, 2001 and 2000, respectively.  These amounts were recorded as a component of stockholders’ equity and are being amortized as charges to operations over the vesting periods of the options.  We recorded amortization of deferred stock compensation of $3.9 million and $6.5 million for the nine months ended September 30, 2001 and 2000, respectively.

      Since our inception, we have incurred significant losses. As of September 30, 2001, we had an accumulated deficit of $93.4 million. We anticipate incurring additional losses, which may increase, for the foreseeable future, including at least through December 31, 2002.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

      Revenues were $1.6 million and $1.3 million in the three months ended September 30, 2001 and 2000, respectively.  Revenues consisted of $951,000 and $723,000 of collaborative research and development, contract service and license fees from Pharmacia Corporation and $612,000 and $586,000 of collaborative research and development fees from Novartis in the three months ended September 30, 2001 and 2000, respectively.  The increase in revenues in the third quarter of 2001 is due to the increase in collaborative research and development funding from both Pharmacia Corporation and Novartis.

RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenses were $9.2 million and $3.9 million in the three months ended September 30, 2001 and 2000, respectively.  Research and development expenses include amortization of non-cash stock compensation expense of $544,000 and $790,000 in the three months ended September 30, 2001 and 2000, respectively.  Excluding these charges, research and development expenses increased by $5.5 million primarily due to the increase in clinical expenses for the development of anidulafungin, which moved into Phase III trials in the first half of 2001 and dalbavancin, which moved into Phase II trials in the second quarter of 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses were $1.5 million and $2.4 million in the three months ended September 30, 2001 and 2000, respectively.  General and administrative expenses include amortization of non-cash stock compensation expense of $32,000 and $1.7 million in the three months ended September 30, 2001 and 2000, respectively.  Excluding these charges, general and administrative expenses increased by $833,000 primarily due to the increase in legal, audit, insurance, personnel, and consultant expenses associated with being a public company.

OTHER INCOME (EXPENSE)

      Net interest income was $622,000 and $1.1 million in the three months ended September 30, 2001 and 2000, respectively.  The 2000 period reflects greater interest income as a result of higher cash and investment balances resulting from our initial public offering in August 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

      Revenues were $4.9 million and $4.1 million in the nine months ended September 30, 2001 and 2000, respectively.  Revenues consisted of $2.8 million and $2.1 million of collaborative research and development, contract service and license fees from Pharmacia Corporation and $2.1 million and $2.0 million of collaborative research and development fees and milestone payments from Novartis in the nine months ended September 30, 2001 and 2000, respectively.  The increase in revenues in the first nine months of 2001 is due to the increase in collaborative research and development funding from both Pharmacia Corporation and Novartis.

RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenses were $23.4 million and $10.1 million in the nine months ended September 30, 2001 and 2000, respectively.  Research and development expenses include amortization of non-cash stock compensation expense of $1.7 million and $2.0 million in the nine months ended September 30, 2001 and 2000, respectively.  Excluding these charges, research and development expenses increased by $13.5 million primarily due to the increase in clinical expenses for the development of anidulafungin, which moved into Phase III trials in the first half of 2001 and dalbavancin which moved into Phase II trials in the second quarter of 2001 and for which we paid a milestone payment to Biosearch Italia, as well as the expansion of our collaborative and internal research projects.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses were $6.4 million and $6.3 million in the nine months ended September 30, 2001 and 2000, respectively.  General and administrative expenses include amortization of non-cash stock compensation expense of $2.1 million and $4.5 million in the nine months ended September 30, 2001 and 2000, respectively.  Excluding these charges, general and administrative expenses increased by $2.6 million primarily due to the increase in legal, audit, insurance, personnel, and consultant expenses associated with being a public company.

OTHER INCOME (EXPENSE)

      Net interest income was $2.6 million and $2.0 million in the nine months ended September 30, 2001 and 2000, respectively.  The 2001 period reflects greater interest income as a result of higher cash and investment balances resulting from our initial public offering in August 2000.

LIQUIDITY AND CAPITAL RESOURCES

      We have funded our operations principally with the proceeds of approximately $78.5 million from a series of nine preferred stock offerings over the period 1995 through 1999 and net proceeds of approximately $52.7 million from the our initial public offering received in August and September 2000.

       As of September 30, 2000, we had received approximately $18.7 million in payments for collaborative research, contract services and milestone payments, as well as license fees from our collaborators, including Sepracor. Of these payments, $717,000 constitutes deferred revenue as of September 30, 2001.

      In addition, we have a $6.0 million term loan agreement with Fleet National Bank. This loan bears interest at the prime rate plus 0.50% and is payable in 15 equal quarterly installments of $216,000, with the balance due on December 31, 2002. The net proceeds of this loan were used to repay Sepracor for leasehold improvements to our facilities and for general corporate purposes. As of September 30, 2001, there was an outstanding loan balance of $3.7 million.  In October 2001, the loan agreement was amended to include a four-year equipment note for $2.0 million that we are able to draw down on through June 30, 2002.  The note bears interest at the prime rate unless we exercise an option to have the interest on all or any portion of the principal amount based on the LIBOR rate plus an applicable margin.  The interest on the note is payable in quarterly installments commencing on March 31, 2002.  Depending on the drawdowns, the principal of the note is payable in equal installments beginning on March 31, 2002 with the final payment due on December 31, 2004.  Proceeds from the drawdowns will be used to finance capital expenditure.

      Cash used in operations was $14.9 million and $3.7 million in the nine months ended September 30, 2001 and 2000, respectively.  The net loss of $22.4 million in the first nine months of 2001 was partially offset by non-cash charges for depreciation and non-cash stock compensation of $4.6 million and an increase in accrued liabilities of $3.3 million.  In the first nine months of 2000, the net loss of $10.2 million was substantially offset by non-cash charges for depreciation and non-cash stock compensation of $7.2 million.

      Cash used in investing activities was $8.7 million and $37.0 million in the nine months ended September 30, 2001 and 2000, respectively.  The principal use of cash in the first half of 2001 resulted from the net purchases of marketable securities as well as capital expenditure of $1.5 million mainly relating to one-time leasehold improvements at our Fremont facility.

      At September 30, 2001, our cash, cash equivalents and marketable securities totaled $69.2 million compared to $85.9 million at December 31, 2000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method—the purchase method.  Use of the pooling-of-interests method is no longer permitted.  SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward.  The amortization of goodwill will cease upon adoption of SFAS 142.  The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. Versicor is required to adopt SFAS 142 in the first quarter of fiscal year 2002.  We believe that the adoption of these standards will have no impact on our financial statements.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods.  This Statement supersedes FASB Statement No. 121and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of.  Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position and results of operations.

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

WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

      We have incurred net losses since our inception in 1995. Before deemed dividends and accretion to redemption value of preferred stock, our net losses were approximately $1.1 million in 1995, $4.8 million in 1996, $6.3 million in 1997, $12.6 million in 1998, $29.2 million in 1999, $15.3 million in 2000 and $22.4 million in the first nine months of 2001.  As of September 30, 2001, our accumulated deficit was approximately $93.4 million. Our losses to date have resulted principally from:

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

      As of September 30, 2001, two of our product candidates, anidulafungin and dalbavancin, were in clinical trials. Patient follow-up for these clinical trials has been limited and more trials will be required before we will be able to apply for regulatory approvals. Clinical trials conducted by us or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for anidulafungin and dalbavancin or any other potential product candidates. This failure may delay development of other product candidates and hinder our ability to conduct related pre-clinical testing and clinical trials. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates. Our other product candidates are in pre-clinical development, and we have not submitted investigational new drug applications to commence clinical trials involving these compounds. Our pre-clinical development efforts may not be successfully completed and we may not file further investigational new drug applications. Any delays in, or termination of, our clinical trials will materially and adversely affect our development and commercialization timelines, which would cause our stock price to decline. Any of these events would also seriously impede our ability to obtain additional financing.

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

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur.  In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock.  There were 23,151,637 shares of common stock outstanding as of November 5, 2001.  Of these share outstanding, a substantial number of shares are “restricted securities” as defined in Rule 144.  These shares may be sold in the future without registration under the Securities Act to the extent permitted by Rule 144 or other exemption under the Securities Act.

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

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   On September 27, 2001, a Special Meeting of Stockholders of Versicor was held for the purpose of voting on the adoption of our 2001 Stock Option Plan.

(b)   The stockholders of Versicor approved the 2001 Stock Option Plan with the votes cast as follows:

Shares Voted For	Shares Voted Against	Shares Withheld
14,756,594	626,907	999

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits

10.1   2001 Stock Option Plan

       b) Reports on Form 8-K

None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSICOR INC.

Date: November 9, 2001	/s/ GEORGE F. HORNER III
George F. Horner III
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2001	/s/ DOV A. GOLDSTEIN, M.D.
Dov A. Goldstein, M.D. Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

Number	Description

10.1	2001 Stock Option Plan