Form 10-Q
period 2002-03-31
VERSICOR INC /CA
filed 2002-05-13
CIK 1052547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number:  000-31145

VERSICOR INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3278032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

34790 ARDENTECH COURT, FREMONT, CALIFORNIA 94555
(Address of principal executive offices) (Zip Code)

(510) 739-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

On May 8, 2002, there were 26,310,641 common shares outstanding of the registrant’s only class of common stock.

The Exhibit Index begins on page 25.

VERSICOR INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2002

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

VERSICOR INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$26,887	$31,349
Marketable securities	26,239	32,419
Employee notes receivable	3	13
Prepaid expenses and other current assets	1,046	1,624

Total current assets	54,175	65,405
Property and equipment, net	5,087	5,197
Other assets	93	95

Total assets	$59,355	$70,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,570	$4,335
Accrued liabilities	7,078	6,278
Current portion of term loan payable	3,734	3,950
Deferred revenue	—	1,561

Total current liabilities	14,382	16,124
Term loan payable	878	1,004
Deferred revenue	500	500
Other long-term liabilities	202	175

Total liabilities	15,962	17,803

Stockholders' equity:
Common stock	23	23
Additional paid-in capital	160,494	160,163
Deferred stock compensation	(2,910)	(3,567)
Accumulated other comprehensive income	12	98
Accumulated deficit	(114,226)	(103,823)

Total stockholders' equity	43,393	52,894

Total liabilities and stockholders' equity	$59,355	$70,697

The accompanying notes are an integral part of the condensed financial statements.

VERSICOR INC.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2002	March 31, 2001
Revenues:
Collaborative research and development and contract services	$1,554	$1,486
License fees and milestones	258	8

Total revenues	1,812	1,494

Operating expenses:
Research and development - non-cash stock compensation expense	241	513
Research and development - other	9,756	4,813

Total research and development	9,997	5,326

General and administrative - non-cash stock compensation expense	455	1,216
General and administrative - other	2,046	1,239

Total general and administrative	2,501	2,455

Total operating expenses	12,498	7,781

Loss from operations	(10,686)	(6,287)

Other income (expense):
Interest income	345	1,219
Interest expense	(62)	(98)

Net loss	$(10,403)	$(5,166)

Net loss per share:
Basic and diluted	$(0.45)	$(0.22)

Weighted average shares	23,261	23,041

The accompanying notes are an integral part of the condensed financial statements.

VERSICOR INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2002	March 31, 2001
Cash flows from operating activities:
Net loss	$(10,403)	$(5,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	314	220
Non-cash stock compensation expense	696	1,729
Changes in operating assets and liabilities:
Employee notes receivable	10	25
Prepaid expenses and other current assets	578	(141)
Other assets	2	1
Accounts payable	(765)	(857)
Accrued liabilities	800	148
Related party payable	—	(12)
Deferred revenue	(1,561)	(66)
Other long-term liabilities	27	—

Net cash used in operating activities	(10,302)	(4,119)

Cash flows from investing activities:
Purchases of marketable securities	(7,526)	(4,847)
Sales/maturities of marketable securities	13,620	15,972
Additions to property and equipment	(204)	(511)

Net cash provided by investing activities	5,890	10,614

Cash flows from financing activities:
Proceeds from issuance of common stock	292	8
Repayments of long-term debt	(342)	(216)

Net cash used in financing activities	(50)	(208)

Net change in cash and cash equivalents	(4,462)	6,287
Cash and cash equivalents at beginning of period	31,349	67,989

Cash and cash equivalents at end of period	$26,887	$74,276

Supplemental cash flow information:
Cash paid during the period for interest	$65	$98

The accompanying notes are an integral part of the condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying interim financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended March 31, 2002 and 2001.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.  These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

	March 31,
	2002	2001
Stock options	3,308	2,494
Common stock warrants	344	420
Common stock subject to repurchase	5	14
	3,657	2,928

3.  Subsequent Events

On April 9, 2002, we completed a private placement of 2,993,800 shares of common stock to selected institutional investors at a purchase price of $15 per share.  We received net proceeds from the private placement of approximately $41.7 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements for the year ended December 31, 2001 included in our Annual Report on Form 10-K previously filed with the SEC. This discussion may contain forward-looking statements that involve risks and uncertainties.  The words “believe,” “expect,” “anticipate”, “may,” “will,” or “could” and similar expressions or the negatives of these words and phrases are intended to identify forward-looking statements.  As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this document, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Since 1996 we have been operating as an independent company.  In August 2000, we sold 4,600,000 shares of our common stock at $11 per share in an initial public offering, and in September 2000 the underwriters exercised an over-allotment option and purchased an additional 690,000 shares.  We received total net proceeds from the initial public offering and the over-allotment of approximately $52.7 million.

On April 9, 2002, we completed a private placement of 2,993,800 shares of common stock to selected institutional investors at a purchase price of $15 per share.  We received net proceeds from the private placement of approximately $41.7 million.

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

Our expenses have consisted primarily of costs incurred in licensing existing product candidates, research and development of new product candidates and in connection with our collaboration agreements, and from general and administrative costs associated with our operations. We expect licensing costs to increase as certain milestones are achieved, and our research and development expenses to increase as we continue to develop our product candidates. We also expect that our general and administrative expenses will increase as we add personnel and continue to expand our research and development operations.  In addition, we expect to incur sales and marketing expenses in the future when we establish our sales and marketing organization.

Since our inception, we have incurred significant losses. As of March 31, 2002, we had an accumulated deficit of $114.2 million. We anticipate incurring additional losses, which may increase, for the foreseeable future, including at least through December 31, 2003.

We have a limited history of operations. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible to ascertain.

In February 1998, we entered into a license agreement and a collaborative agreement with Biosearch Italia.  Under the license agreement, Biosearch granted us an exclusive license to develop and commercialize dalbavancin in the United States and Canada.  In exchange for the license and upon the receipt of favorable results in pre-clinical studies, we paid an initial license fee of $2.0 million and issued 250,000 shares of our common stock to Biosearch.  In May 2001, we began a Phase II clinical trial for dalbavancin and paid Biosearch an additional milestone payment.  We are obligated to make up to $8.0 million in additional payments to Biosearch upon the achievement of specified milestones and are also required to pay Biosearch royalties in respect of sales of any product that results from the compound.

In March 1999, we entered into a collaboration agreement with Pharmacia Corporation pursuant to which we are collaborating to discover, synthesize and develop second and third generation oxazolidinone product candidates. Under the terms of this agreement, we have established with Pharmacia a joint research committee and we are responsible for performing a three year research plan, which we have agreed with Pharmacia by amendment to extend at least until May 30, 2002. In connection with the collaboration, Pharmacia made an equity investment in us of $3.8 million and paid us research support and license fee payments.  Under the terms of the agreement and in consideration for our research obligations, we are entitled to receive funding from Pharmacia to support certain of our full-time researchers.  If specified milestones are achieved, Pharmacia is obligated to pay us additional payments for each compound, a portion of which may be credited against future royalty payments to which we are entitled on the worldwide sales of any drug developed and commercialized from the collaboration.  In October 2000, Pharmacia increased its funding for this collaboration by 30% and in June 2001 we received a milestone payment for the initiation of clinical development of one of the compounds.

In March 1999, we entered into a collaboration agreement with Novartis Pharma AG pursuant to which we are collaborating to discover and develop novel deformylase inhibitors. Under the terms of this agreement, we have established with Novartis a joint research committee and we are responsible for performing a three year research plan, which we have agreed with Novartis by amendment to extend an additional year. In connection with the collaboration, Novartis made an initial equity investment in us of $3.0 million and provides us with funding to support certain of our full-time researchers.  We have also received a number of milestone payments from Novartis and are entitled to receive additional payments upon the achievement of specified milestones, a portion of which may be credited against future royalty payments to which we are entitled on the worldwide sales of any drug developed and commercialized from this collaboration.

In May 1999, we obtained from Eli Lilly an exclusive worldwide license for the development and commercialization of anidulafungin.  We paid $11.0 million for the license and have agreed to pay an additional $3.0 million for product inventory, which we have received, over a three-year period.  As a result, we recognized $14.0 million of research and development costs in 1999.  We are obligated to make additional payments to Eli Lilly if certain milestones are achieved and royalty payments in respect of sales of any product resulting from the compound.  Eli Lilly has an option to license the exclusive development and commercialization rights to oral formulations of anidulafungin, which is exercisable upon successful completion of Phase II clinical trials.  If Eli Lilly exercises this option, we will have the right to receive royalty payments and reimbursement of prior development expenses and milestone payments.  We will also have the right to co-promote the product with Eli Lilly.

In June 2001, we entered into a manufacturing, development and supply agreement with Abbott Laboratories pursuant to which Abbott will manufacture final formulation of anidulafungin.  Additionally, pursuant to the terms of the agreement and in consideration of Abbott’s obligations to us, we have agreed to pay Abbott (i) a non-refundable research and development fee, and (ii) subject to certain conditions, an additional research and development fee.  At such time as we begin commercial sales of a product containing anidulafungin and to the extent that Abbott is able to meet our manufacturing and commercial supply requirements, and once we have agreed upon a satisfactory price with Abbott, we have agreed to purchase a substantial portion of our commercial supplies of anidulafungin from Abbott.  The agreement may be terminated by either party upon 12-months prior notice at the end of the fourth year following the date on which the product containing anidulafungin is made by us.

Deferred Stock Compensation

We have recorded deferred stock compensation expense in connection with the grant of stock options to employees and consultants. Deferred stock compensation for options granted to employees is the difference between the fair value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. Deferred stock compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” as the fair value of the equity instruments issued. Deferred stock compensation for options granted to consultants is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

We recorded deferred stock compensation of $39,000 and $1.1 million in the three months ended March 31, 2002 and 2001, respectively.  These amounts were recorded as a component of stockholders’ equity and are being amortized as charges to operations over the vesting periods of the options.  We recorded amortization of deferred stock compensation of $696,000 and $1.7 million in the three months ended March 31, 2002 and 2001, respectively.

Results of Operations

Three Months ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues

Revenues were $1.8 million and $1.5 million in the three months ended March 31, 2002 and March 31, 2001, respectively.  Revenues in both quarters consisted of collaborative research and development, contract service and license fees from Pharmacia Corporation and collaborative research and development fees from Novartis.  The increase in revenues in the first quarter of 2002 is due to the increase in collaborative research and development funding from both Pharmacia Corporation and Novartis and a milestone payment received from Novartis.

Research and Development Expenses

Research and development expenses were $10.0 million and $5.3 million in the three months ended March 31, 2002 and 2001, respectively.  The increase is primarily due to the rise in clinical expenditure for the development of anidulafungin and dalbavancin.  Since March 31, 2001, we have started two additional trials for anidulafungin, one Phase III trial and one Phase II trial, as well as two Phase II trials for dalbavancin.  We have also increased our development team headcount since March 31, 2001.

General and Administrative Expenses

General and administrative expenses were $2.5 million in each of the three months ended March 31, 2002 and 2001.  General and administrative expenses include amortization of non-cash stock compensation expense of $455,000 and $1.2 million in the three months ended March 31, 2002 and 2001, respectively.  Excluding these charges, general and administrative expenses increased by $807,000 primarily due to business development activity and the expansion of our research and development operations.

Other Income (Expense)

Net interest income was $283,000 and $1.1 million in the three months ended March 31, 2002 and 2001, respectively.  The 2001 period reflects greater interest income as a result of higher average cash and investment balances during the quarter and also higher prevailing interest rates.

Liquidity and Capital Resources

We have funded our operations principally with the proceeds of $78.5 million from a series of nine preferred stock offerings over the period 1995 through 1999, and net proceeds of $52.7 million from our initial public offering received in August and September 2000.  In addition, on April 9, 2002, we completed a private placement of 2,993,800 shares of common stock to selected institutional investors at a purchase price of $15 per share, from which we received net proceeds of approximately $41.7 million.

As of March 31, 2002, we have also received approximately $21.9 million in payments for collaborative research, contract services and milestone payments, as well as license fees from our collaborators, including Sepracor. Of these payments, $500,000 constitutes deferred revenue as of March 31, 2002.

In addition, we have a $6.0 million term loan and $2.0 million equipment note with a commercial bank.  As of March 31, 2002, there was an outstanding loan balance of $3.2 million and an outstanding note balance of $1.4 million.  Proceeds from the loan were used to repay Sepracor for leasehold improvements to our facilities and for general corporate purposes.  Proceeds from drawdowns on the equipment note are being used to finance capital expenditure.  The final loan balance is payable on December 31, 2002 and the final note balance is payable on December 31, 2004.

Cash used in operations was $10.3 million and $4.1 million in the three months ended March 31, 2002 and 2001, respectively.  The net loss of $10.4 million in the first three months of 2002 was reduced by non-cash charges for depreciation and non-cash stock compensation expense of $1.0 million offset by a decrease in deferred revenue of $1.6 million.  In the first three months of 2001, the net loss of $5.2 million was substantially reduced by non-cash charges for depreciation and non-cash stock compensation expense of $1.9 million offset by a decrease in accounts payable of $857,000.

Cash from investing activities was $5.9 million and $10.6 million in the three months ended March 31, 2002 and 2001, respectively.  The principal source of cash for both quarters resulted from the net sales of marketable securities.

At March 31, 2002, our cash, cash equivalents and marketable securities totaled $53.1 million compared to $63.8 million at December 31, 2001.  The March 31, 2002 balance excludes net proceeds of approximately $41.7 million that we received from the private placement completed in April 2002.

We expect to have negative cash flow from operations for the foreseeable future. We expect to incur increasing research and development, and general and administrative expenses, including expenses relating to additions to personnel, production and commercialization efforts.  Our future capital requirements will depend on a number of factors, including our success in developing markets for our products, payments received or made under collaboration agreements, the timing and outcome of regulatory approvals, the need to acquire licenses to new products or compounds, the status of competitive products and the availability of other financing. We believe our existing cash and cash equivalents and marketable securities will be sufficient to fund our operating expenses, debt repayments and capital requirements for at least the next two years.

Factors Affecting Future Operating Results

Certain information contained in this Quarterly Report on Form 10-Q consists of forward-looking statements. Important factors that could cause actual results to differ materially from such forward-looking statements include the following:

Risks Related to Our Business

If we are unable to develop and successfully commercialize our product candidates, we may never generate significant revenues or become profitable.

You must evaluate us in light of the uncertainties and complexities present in a biopharmaceutical company. Most of our product candidates are in the early stages of development, and two are in clinical trials. We do not know whether any of our clinical trials will result in marketable products. Preclinical testing and clinical trials are long, expensive and uncertain processes. It may take us or our collaborators several years to complete this testing, and failure can occur at any stage of the process. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. To date, we have not commercialized any products or recognized any revenue from product sales. To do so will require significant additional investment in research and development, preclinical testing and clinical trials, regulatory approval, and sales and marketing activities. Furthermore, our potential drug candidates will be subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies.

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

We have incurred net losses since our inception in 1995. Before deemed dividends and accretion to redemption value of our preferred stock, our net losses were approximately $1.1 million in 1995, $4.8 million in 1996, $6.3 million in 1997, $12.6 million in 1998, $29.2 million in 1999, $15.3 million in 2000, $32.8 million in 2001 and $10.4 million in the first quarter of 2002.  As of March 31, 2002, our accumulated deficit was approximately $114.2 million. Our losses to date have resulted principally from:

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

Our dependence on collaborative arrangements with third parties subjects us to a number of risks. These collaborative arrangements may not be on terms favorable to us. Agreements with collaborators typically allow the collaborators significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborators may devote to the product candidates or their prioritization of the product candidates, and our collaborators may choose to pursue alternative products. Our collaborators may also not perform their obligations as expected. Business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to complete its obligations to us. Moreover, we could become involved in disputes with our collaborators which could lead to delays in, or the termination of, our development programs with them, as well as time-consuming and expensive litigation or arbitration. Even if we fulfill our obligations under a collaborative agreement, our collaborators can generally terminate the agreements under certain circumstances. If any collaborator was to terminate or breach our agreement with it, or otherwise fail to complete its obligations in a timely manner, our chances of successfully commercializing products could be harmed.

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

As of March 31, 2002, two of our product candidates, anidulafungin and dalbavancin, were in clinical trials. Patient follow-up for these clinical trials has been limited and more trials will be required before we will be able to apply for regulatory approvals. Clinical trials conducted by us or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for anidulafungin and dalbavancin or any other potential product candidates. This failure may delay development of other product candidates and hinder our ability to conduct related preclinical testing and clinical trials. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates. Our other product candidates are in preclinical development, and we have not submitted investigational new drug applications, or INDs, to commence clinical trials involving these compounds. Our preclinical development efforts may not be successfully completed and we may not file further INDs. Any delays in, or termination of, our clinical trials will harm our development and commercialization timelines, which would cause our stock price to decline. Any of these events would also seriously impede our ability to obtain additional financing.

If our third-party clinical trial managers do not perform, clinical trials for our product candidates may be delayed or unsuccessful.

We have limited experience in conducting and managing clinical trials, and currently have only nineteen full-time clinical development employees. We rely on third parties, including our collaborators, clinical research organizations and outside consultants, to assist us in managing and monitoring clinical trials. If these third parties fail to perform satisfactorily under the terms of our agreements with them, clinical trials for our product candidates may be delayed or unsuccessful. Furthermore, the Food and Drug Administration, or the FDA, may inspect some of our clinical investigational sites, our collaborators’ records and our facility and files to determine if the clinical trials were conducted according to good clinical practices. If the FDA determines that the trials were not in compliance, we may be required to repeat the clinical trials.

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

•                  development of marketing and sales capabilities; or

•                  market acceptance of our products.

To the extent our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our product candidates. Other than with respect to our existing line of credit for equipment financing, we have no committed sources of additional capital. We cannot assure you that funds will be available to us on favorable terms, if at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the securities could be sold at a discount to prevailing market price and the issuance of those securities could result in dilution to our stockholders. Moreover, the incurrence of debt financing could result in a substantial portion of our operating cash flow being dedicated to the payment of principal and interest on such indebtedness, and we may be subject to restrictive covenants as a result of such debt financing. This could render us more vulnerable to competitive pressures and economic downturns and could impose restrictions on our operations. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development programs or otherwise significantly curtail operations, obtain funds by entering into arrangements with collaborators on unattractive terms or relinquish rights to certain technologies or drug candidates that we would not otherwise relinquish in order to continue independent operations. Our inability to raise capital would harm our business, financial condition and results of operations.

Disruption in our operations and United States commercial activities generally following the September 2001 terrorist attacks on the United States may adversely impact our results of operations, our ability to raise capital or our future growth.

Although we have not suffered directly as a result of the September 2001 terrorist attacks on the United States and recent related events, our operations may be harmed indirectly. For example, we may experience an increase in certain operating costs, such as costs for transportation, courier services, insurance and security, or delays in receiving payments from parties that have been affected by the attacks, which, in turn, would harm our business. We may also be affected either directly or indirectly by possible future terrorist attacks. Moreover, any further terrorist activities, or the effect of the United States’ political, economic or military response to such activities, could result in the further deterioration of the United States and world economy. This economic downturn could harm our results of operations, impair our ability to raise capital or impede our ability to continue growing our business.

If we make any acquisitions, we will incur a variety of costs and may never realize the anticipated benefits.

If appropriate opportunities become available, we may attempt to acquire products, product candidates or businesses that we believe are a strategic fit with our business. We currently have no agreements to consummate any material acquisitions. If we pursue any transaction of this sort, the process of negotiating the acquisition and integrating an acquired product, product candidate or business may result in operating difficulties and expenditures and may require significant management attention that would otherwise be available for ongoing development of our business, whether or not any such transaction is ever consummated. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or impairment expenses related to goodwill and impairment or amortization expenses related to other intangible assets, which could harm our business, financial condition and results of operations.

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

Our product candidates under development are subject to extensive and rigorous domestic government regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. If our products are marketed abroad, they will also be subject to extensive regulation by foreign governments. We must provide the FDA and foreign regulatory authorities with clinical data that demonstrate our products’ safety and efficacy in humans before they can be approved for commercial sale. None of our product candidates has been approved for sale in the United States or any foreign market, and we cannot predict whether regulatory clearance will be obtained for any product that we are developing or hope to develop. The regulatory review and approval process takes many years, is dependent upon the type, complexity and novelty of the product, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Delays in obtaining regulatory approvals may:

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

Developments by others may render our product candidates or technologies obsolete or noncompetitive. We face and will continue to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies for establishing relationships with academic and research institutions, and for licenses of proprietary technology. These competitors, either alone or with their collaborators, may succeed in developing technologies or products that are more effective, less expensive, have fewer side effects or are easier to administer than ours. In addition, some of our competitors have greater experience than us in conducting preclinical and human clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than us. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sales of their drugs before their competitors may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that would delay our ability to market certain products. There can be no assurance that drugs resulting from our research and development efforts, or from joint efforts with our collaborators, will obtain regulatory approval in the United States or elsewhere or will be able to compete successfully with our competitors’ existing products or products under development.

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

In both domestic and foreign markets, sales of our product candidates will depend in part upon the availability of reimbursement from third-party payors. Such third-party payors include government health administration authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price, and examining the cost effectiveness, of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of our products. Such studies may require us to commit a significant amount of management time and financial and other resources. Our product candidates may not ultimately be considered cost-effective. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. For example, in some foreign markets, the government controls prescription pharmaceuticals’ pricing and profitability. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on pharmaceutical product pricing. Cost control initiatives could decrease the price that we would receive for any products in the future, which would limit our revenues and profitability. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals may change before our proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals.

If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, we could be forced to pay substantial damage awards.

The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to product liability claims. We have obtained limited product liability insurance coverage for our clinical trials. Our product liability insurance coverage limits are $10 million per occurrence and $10 million in the aggregate. Such insurance coverage may not protect us against all of the claims to which we may become subject. We may not be able to maintain adequate insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a claim is brought against us, we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. Furthermore, whether or not we are ultimately successful in defending any such claims, we may be required to direct financial and managerial resources to such defense and adverse publicity could result, all of which could harm our business.

Risks Related to Ownership of Our Stock

Our stock price has been and is likely to continue to be volatile, and your investment could suffer a decline in value.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•                  clinical trial data;

•                  general economic conditions;

•                  changes in, or failure to achieve, financial estimates by securities analysts;

•                  future sales of equity or debt securities;

•                  new products or services introduced or announced by us or our competitors;

•                  announcements of scientific innovations by us or our competitors;

•                  actual or anticipated variations in our annual and quarterly operating results;

•                  conditions or trends in the biotechnology and pharmaceutical industries;

•                  announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•                  additions or departures of key personnel;

•                  new regulatory legislation adopted in the United States or abroad; and

•                  sales of our common stock.

In addition, the stock market in general, and the Nasdaq National Market and the market for biotechnology stocks in particular, have experienced significant price and volume fluctuations. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of biotechnology and pharmaceutical companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

We have implemented anti-takeover provisions that could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

Provisions of our restated certificate of incorporation and our amended and restated bylaws could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•                  establishing a classified board of directors of which approximately one-third of the members of the board will be elected each year, lengthening the time needed to elect a new majority of the board;

•                  authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares or change the balance of voting control and thwart a takeover attempt;

•                  prohibiting stockholder action by written consent and requiring all stockholder actions to be taken at a meeting of our stockholders; and

•                  requiring the affirmative vote of 75% of our capital stock to approve amendments to our bylaws and certain provisions of our restated certificate of incorporation.

In addition, in June 2001, our board of directors adopted a stockholder rights plan in which preferred stock purchase rights were distributed to our common stockholders as a dividend. These provisions may make it more difficult for stockholders to take corporate actions and may have the effect of delaying or preventing a change in control. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Subject to specified exceptions, this section provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could have the effect of delaying or preventing a change in our control. The foregoing factors could also limit the price that investors or an acquirer might be willing to pay in the future for shares of our common stock.

We may need additional capital in the future, which could dilute our shareholders or impose burdensome financial restrictions on our business, and we may not be able to obtain any funds we need.

We anticipate that our available cash resources will be sufficient to fund our operating losses for at least the next two years.  In the future, we may not have any bank credit facility or other working capital credit line under which we may borrow funds for working capital or other general corporate purposes.  If our plans or assumptions change or are inaccurate, we may need to seek capital sooner than anticipated.  We may seek to raise any funds we need through public or private debt or equity offerings.  Additional equity financing may be dilutive to the holders of our common stock.  If we obtain funds through a bank credit facility or through issuance of debt securities or preferred shares, this indebtedness or preferred shares would have rights senior to the rights of holders of our common stock, and their terms could impose significant restrictions on our operations.  If we need to raise additional funds, we may not be able to do so on favorable terms, or at all.  If we cannot obtain adequate funds on acceptable terms, we may not be able to carry out our business strategy.

Future sales of shares of our common stock may cause our stock price to decline.

Our stockholders hold a substantial number of shares of our common stock which they are able to sell in the public market today.  Sales of shares of our common stock, or the perception that these sales could occur, could materially and adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates

Our exposure to interest rate risk relates to our cash and cash equivalents and marketable securities as well as our term loan and equipment note with a commercial bank.  Our marketable securities are subject to interest rate risk and could decline in value if interest rates fluctuate.  However, due to the conservative and short-term nature of these investments, such exposure is limited.  Borrowings under our term loan and equipment note are also exposed to interest rate risk as they are subject to interest rates based on the bank’s base rate or LIBOR.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our cash and cash equivalents and marketable securities (in thousands):

	2002	2003
Cash and cash equivalents	$26,887	$—
Average interest rate	1.88%	—

Marketable securities	$21,824	$4,403
Average interest rate	2.83%	2.43%

The estimated fair value of our cash and cash equivalents and marketable securities approximate the principal amounts reflected above based on the short-term maturities of these financial instruments.

The estimated fair value of our debt obligations approximates the principal amounts due based on the interest rates currently available to us for debt with similar terms and remaining maturities.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the quarters presented.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On April 9, 2002, we completed a private placement of 2,993,800 shares of our common stock to selected institutional investors for gross proceeds of $44.9 million.  The private placement was conducted pursuant to an exception under Rule 506 of Regulation D of the Securities Act.  These shares were subsequently registered with the SEC.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The exhibits listed on the Exhibit List, which appears below following the signature page, are included or incorporated by reference in this Quarterly Report.

Reports on Form 8-K

On March 22, 2002, we filed a current report on Form 8-K attaching the final approved version of our amended and restated bylaws.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSICOR INC.

Date: May 13, 2002	/s/ GEORGE F. HORNER III
George F. Horner III
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2002	/s/ DOV A. GOLDSTEIN, M.D.
Dov A. Goldstein, M.D.
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are part of this Quarterly Report on Form 10-Q (and are numbered in accordance with Item 601 of Regulation S-K).

No.	Description

3.1	Restated Certificate of Incorporation of Versicor Inc.(1)
3.2	Amended and Restated Bylaws of Versicor Inc.(2)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Warrant for the Purchase of Shares of Series C Preferred Stock dated as of December 9, 1997(1)
4.3	Form of Warrant for the Purchase of Shares of Series F Preferred Stock dated as of June 25, 1999(1)
4.5	Second Amended and Restated Investor Rights Agreement(1)

(1)                                  Previously filed as an exhibit to the Company’s registration statement on Form S-1, effective August 2, 2000, and incorporated herein by reference.

(2)                                  Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 22, 2002, and incorporated herein by reference.