Form 10-Q
period 2002-06-30
VERSICOR INC /CA
filed 2002-07-31
CIK 1052547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002 OR

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

On July 25, 2002, there were 26,327,226 common shares outstanding of the registrant’s only class of common stock.

The Exhibit Index begins on page 28.

VERSICOR INC.

Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2002

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

VERSICOR INC.

CONDENSED BALANCE SHEETS

(unaudited)

(in thousands)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$61,873	$31,349
Marketable securities	23,277	32,419
Employee notes receivable	—	13
Prepaid expenses and other current assets	764	1,624
Total current assets	85,914	65,405
Property and equipment, net	5,085	5,197
Other assets	103	95
Total assets	$91,102	$70,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,162	$4,335
Accrued liabilities	6,870	6,278
Current portion of term loan payable	3,715	3,950
Deferred revenue	884	1,561
Total current liabilities	15,631	16,124
Term loan payable	1,047	1,004
Deferred revenue	500	500
Other long-term liabilities	229	175
Total liabilities	17,407	17,803

Stockholders' equity:
Common stock	26	23
Additional paid-in capital	202,421	160,163
Deferred stock compensation	(2,328)	(3,567)
Accumulated other comprehensive income	42	98
Accumulated deficit	(126,466)	(103,823)
Total stockholders' equity	73,695	52,894
Total liabilities and stockholders' equity	$91,102	$70,697

The accompanying notes are an integral part of the condensed financial statements.

VERSICOR INC.

STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues:
Collaborative research and development and contract services	$1,490	$1,554	$3,044	$3,040
License fees and milestones	—	259	258	267
Total revenues	1,490	1,813	3,302	3,307

Operating expenses:
Research and development—non-cash stock compensation expense	178	682	419	1,195
Research and development—other	11,890	8,146	21,646	12,959
Total research and development	12,068	8,828	22,065	14,154
General and administrative—non-cash stock compensation expense	417	893	872	2,109
General and administrative—other	1,619	1,565	3,665	2,804
Total general and administrative	2,036	2,458	4,537	4,913
Total operating expenses	14,104	11,286	26,602	19,067

Loss from operations	(12,614)	(9,473)	(23,300)	(15,760)

Other income (expense):
Interest income	436	913	781	2,132
Interest expense	(62)	(82)	(124)	(180)
Net loss	$(12,240)	$(8,642)	$(22,643)	$(13,808)

Net loss per share:
Basic and diluted	$(0.47)	$(0.37)	$(0.92)	$(0.60)

Weighted average shares	26,008	23,054	24,642	23,048

The accompanying notes are an integral part of the condensed financial statements.

VERSICOR INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	June 30, 2002	June 30, 2001

Cash flows from operating activities:
Net loss	$(22,643)	$(13,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	628	497
Non-cash stock compensation expense	1,291	3,304
Changes in operating assets and liabilities:
Employee notes receivable	13	51
Prepaid expenses and other current assets	860	(210)
Other assets	(8)	(16)
Accounts payable	(173)	(361)
Accrued liabilities	592	590
Related party payable	—	(12)
Deferred revenue	(677)	937
Other long-term liabilities	54	(957)
Net cash used in operating activities	(20,063)	(9,985)

Cash flows from investing activities:
Purchases of marketable securities	(15,091)	(24,904)
Sales/maturities of marketable securities	24,177	19,714
Additions to property and equipment	(516)	(1,245)
Net cash provided by (used in) investing activities	8,570	(6,435)

Cash flows from financing activities:
Proceeds from issuance of common stock	42,209	15
Proceeds from long-term debt	491	—
Repayments of long-term debt	(683)	(431)
Net cash provided by (used in) financing activities	42,017	(416)

Net change in cash and cash equivalents	30,524	(16,836)
Cash and cash equivalents at beginning of period	31,349	67,989
Cash and cash equivalents at end of period	$61,873	$51,153

Supplemental cash flow information:
Cash paid during the period for interest	$125	$180

The accompanying notes are an integral part of the condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying interim financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended June 30, 2002 and 2001.

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

	June 30,
	2002	2001

Common shares issuable upon exercise of stock options	3,516	2,805
Common shares issuable upon exercise of warrants	344	421
Common shares subject to repurchase	3	12
	3,863	3,238

3.              Subsequent Events

On July 30, 2002, we entered into an agreement under which we will acquire all of the outstanding shares of Biosearch Italia S.p.A., a publicly listed company in Italy. The board of directors of each company has approved the transaction which is subject to the approval of each company’s shareholders, certain regulatory approvals in Italy and certain other conditions set forth in the merger agreement. We will issue 1.77 shares of our common stock for each outstanding share of Biosearch stock, or approximately 21.5 million shares. The merger is expected to close early in the first quarter of 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements for the year ended December 31, 2001 included in our Annual Report on Form 10-K previously filed with the SEC. This discussion may contain forward-looking statements that involve risks and uncertainties.  The words “believe,” “expect,” “anticipate”, “may,” “will,” or “could” and similar expressions or the negatives of these words and phrases are intended to identify forward-looking statements.  As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this document, our actual results may differ significantly from those anticipated in these forward-looking statements.

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

On April 9, 2002, we completed a private placement of 2,993,800 shares of our common stock to selected institutional investors at a purchase price of $15 per share.  We received net proceeds from the private placement of approximately $41.9 million.

On July 30, 2002, we entered into an agreement and plan of merger with Biosearch Italia S.p.A., a publicly listed company in Italy (Nuovo Mercato:  BI0.MI), wherein it is contemplated that Biosearch will merge with and into Versicor in a stock-for-stock exchange.  The agreement and plan of merger, which has been approved by the boards of directors of both companies, provides that Biosearch shareholders will receive 1.77 shares of newly issued Versicor common stock in exchange for each Biosearch ordinary share.  Consummation of the proposed merger is subject to satisfaction of certain conditions set forth in the agreement and plan of merger, including, without limitation, (i) the favorable vote of the holders of a majority of our outstanding common stock and approval of the majority of the votes cast in person or by proxy at the meeting of our stockholders convened to consider the merger and the transactions contemplated in the agreement and plan of merger, and (ii) the favorable vote of the holders of at least two-thirds of the Biosearch ordinary shares present at the Biosearch shareholders’ meeting, provided that the quorum required for the Biosearch shareholders’ meeting shall consist of more than one-half of the outstanding Biosearch ordinary shares as of the relevant record date during the first call, more than one-third of the outstanding Biosearch ordinary shares as of the relevant record date during the second call, and more than one-fifth of the outstanding Biosearch ordinary shares as of the relevant record date during the third call, and (iii) certain regulatory approvals in Italy.  Subject to the foregoing, we expect that this transaction will close early in the first quarter of 2003.

Since we began our operations in May 1995, we have not generated any revenues from product sales.  Our lead product candidate, anidulafungin, is in Phase III clinical trials and our second product candidate, dalbavancin, is in Phase II clinical trials.  We also have several lead compounds in preclinical studies.

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

Our expenses have consisted primarily of costs incurred in licensing existing product candidates, research and development of new product candidates and in connection with our collaboration agreements, and from general and administrative costs associated with our operations. We expect licensing costs to increase as certain milestones are achieved, and our research and development expenses to increase as we continue to develop our product candidates. We also expect that our general and administrative expenses will increase as we add personnel, continue to expand our research and development operations and, assuming the consummation of the proposed merger of Biosearch Italia with and into Versicor, integrate our operations.  In addition, our expenses will increase as a result of professional fees incurred in connection with the proposed merger whether or not the proposed merger is consummated. In addition, we expect to incur sales and marketing expenses in the future when we establish our sales and marketing organization.

Since our inception, we have incurred significant losses. As of June 30, 2002, we had an accumulated deficit of $126.5 million. We anticipate incurring additional losses, which may increase, for the foreseeable future, including at least through December 31, 2003.

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

In February 1998, we entered into a license agreement and a collaborative agreement with Biosearch Italia.  Under the license agreement, Biosearch granted us an exclusive license to develop and commercialize dalbavancin in the United States and Canada.  In exchange for the license and upon the receipt of favorable results in pre-clinical studies, we paid an initial license fee of $2.0 million and issued 250,000 shares of our common stock to Biosearch.  In May 2001, we began a Phase II clinical trial for dalbavancin and paid Biosearch an additional milestone payment.  We are obligated to pay up to $8.0 million in additional payments to Biosearch upon the achievement of specified milestones and are also required to pay Biosearch royalties in respect of sales of any product that results from the compound.  If the merger with Biosearch is consummated, then we will not be required to pay Biosearch any fees or royalties after the merger.

In March 1999, we entered into a collaboration agreement with Pharmacia Corporation pursuant to which we are collaborating to discover, synthesize and develop second and third generation oxazolidinone product candidates.  In connection with the collaboration, Pharmacia made an equity investment in us of $3.8 million and paid us research support and license fee payments.  Under the terms of the agreement and in consideration for our research obligations, we are entitled to receive funding from Pharmacia to support certain of our full-time researchers.  If specified milestones are achieved, Pharmacia is obligated to pay us additional payments for each compound, a portion of which may be credited against future royalty payments to which we are entitled on the worldwide sales of any drug developed and commercialized from the collaboration.  In October 2000, Pharmacia increased its funding for this collaboration by 30%, and in June 2001, we received a milestone payment for the initiation of clinical development of one of the compounds.  As a result of progress achieved by the collaboration, in July 2002, we agreed with Pharmacia by amendment to extend the collaboration by an additional three years, through March 2005.

In March 1999, we entered into a collaboration agreement with Novartis Pharma AG pursuant to which we are collaborating to discover and develop novel deformylase inhibitors.  In connection with the collaboration, Novartis made an initial equity investment in us of $3.0 million and provides us with funding to support certain of our full-time researchers.  We have also received a number of milestone payments from Novartis and are entitled to receive additional payments upon the achievement of specified milestones, a portion of which may be credited against future royalty payments to which we are entitled on the worldwide sales of any drug developed and commercialized from this collaboration.  As a result of progress achieved by the collaboration, in July 2002 we agreed with Novartis by amendment to extend the collaboration by an additional year, through March 2003.

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

In June 2001, we entered into a manufacturing, development and supply agreement with Abbott Laboratories pursuant to which Abbott will manufacture final formulation of anidulafungin.  Additionally, pursuant to the terms of the agreement and in consideration of Abbott’s obligations to us, we have agreed to pay Abbott (i) a non-refundable research and development fee, and (ii) subject to certain conditions, an additional research and development fee.  At such time as we begin commercial sales of a product containing anidulafungin and to the extent that Abbott is able to meet our manufacturing and commercial supply requirements, and once we have agreed upon a satisfactory price with Abbott, we have agreed to purchase a substantial portion of our commercial supplies of anidulafungin from Abbott.  The agreement may be terminated by either party upon 12-months prior written notice at the end of the fourth year following the date on which the product containing anidulafungin is made by us.

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

We recorded deferred stock compensation of $52,000 and $1.4 million in the six months ended June 30, 2002 and 2001, respectively.  These amounts were recorded as a component of stockholders’ equity and are being amortized as charges to operations over the vesting periods of the options.  We recorded amortization of deferred stock compensation of $1.3 million and $3.3 million in the six months ended June 30, 2002 and 2001, respectively.

Results of Operations

Three Months ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues

Revenues were $1.5 million and $1.8 million in the three months ended June 30, 2002 and June 30, 2001, respectively.  Revenues in both quarters consisted of collaborative research and development fees from Pharmacia and Novartis.  The higher revenues in 2001 are due to the receipt of a milestone payment from Novartis.

Research and Development Expenses

Research and development expenses were $12.1 million and $8.8 million in the three months ended June 30, 2002 and 2001, respectively.  The increase is primarily due to increased clinical expenditure of $2.3 million for the development of anidulafungin and dalbavancin.  In the last year, we have started an additional Phase III clinical trial for anidulafungin and two Phase II clinical trials for dalbavancin.  We have also increased our development team headcount resulting in an increased expenditure of $1.0 million.

General and Administrative Expenses

General and administrative expenses were $2.0 million and $2.5 million in the three months ended June 30, 2002 and 2001, respectively.  General and administrative expenses include amortization of non-cash stock compensation expense of $417,000 and $893,000 in the three months ended June 30, 2002 and 2001, respectively.  Excluding these charges, general and administrative expenses increased by only $54,000.

Other Income (Expense)

Net interest income was $374,000 and $831,000 in the three months ended June 30, 2002 and 2001, respectively.  This decrease is due to a significant decrease in interest rates during the last 12 months.

Six Months ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues

Revenues were $3.3 million in both the six months ended June 30, 2002 and June 30, 2001.  Revenues in both quarters consisted of collaborative research and development, contract service and license fees from Pharmacia Corporation and collaborative research and development fees and milestone payments from Novartis.

Research and Development Expenses

Research and development expenses were $22.1 million and $14.2 million in the six months ended June 30, 2002 and 2001, respectively.  The increase is primarily due to increased clinical expenditure of $5.9 million for the development of anidulafungin and dalbavancin.  In the last year, we have started an additional Phase III clinical trial for anidulafungin and two Phase II clinical trials for dalbavancin.  We have also increased our development team headcount resulting in an increased expenditure of $2.0 million.

General and Administrative Expenses

General and administrative expenses were $4.5 million and $4.9 million in the six months ended June 30, 2002 and 2001, respectively.  General and administrative expenses include amortization of non-cash stock compensation expense of $872,000 and $2.1 million in the six months ended June 30, 2002 and 2001, respectively.  Excluding these charges, general and administrative expenses increased by $861,000 primarily due to business development activities.

Other Income (Expense)

Net interest income was $657,000 and $2.0 million in the six months ended June 30, 2002 and 2001, respectively.  The 2001 period reflects greater interest income as a result of higher average cash and investment balances during the six months and also higher interest rates during that period.

Liquidity and Capital Resources

We have funded our operations principally with the proceeds of $78.5 million from a series of nine preferred stock offerings over the period 1995 through 1999, and net proceeds of $52.7 million from our initial public offering received in August and September 2000.  In addition, on April 9, 2002, we completed a private placement of 2,993,800 shares of common stock to selected institutional investors at a purchase price of $15 per share, from which we received net proceeds of approximately $41.9 million.

As of June 30, 2002, we have also received approximately $24.2 million in payments for collaborative research, contract services and milestone payments, as well as license fees from our collaborators, including Sepracor. Of these payments, $1.4 million constitutes deferred revenue as of June 30, 2002.

In addition, we have a $6.0 million term loan and $2.0 million equipment note with a commercial bank.  As of June 30, 2002, there was an outstanding loan balance of $3.0 million and an outstanding note balance of $1.8 million.  Proceeds from the loan were used to repay Sepracor for leasehold improvements to our facilities and for general corporate purposes.  Proceeds from drawdowns on the equipment note are being used to finance capital expenditure.  The final loan balance is payable on December 31, 2002 and the final note balance is payable on December 31, 2004.

Cash used in operations was $20.1 million and $10.0 million in the six months ended June 30, 2002 and 2001, respectively.  The net loss of $22.6 million in the first six months of 2002 was reduced by non-cash charges for depreciation and non-cash stock compensation expense of $1.9 million.  In the first six months of 2001, the net loss of $13.8 million was reduced by non-cash charges for depreciation and non-cash stock compensation expense of $3.8 million.

Cash from investing activities was $8.6 million and $(6.4 million) in the six months ended June 30, 2002 and 2001, respectively.  In the first six months of 2002, the principal source of cash resulted from the net sale of marketable securities of $9.1 million.  In the first six months of 2001, the principal use of cash resulted from the net purchase of marketable securities of $5.2 million.

Cash from financing activities was $42.0 million and $(416,000) in the six months ended June 30, 2002 and 2001, respectively.  The principal source of cash in the first six months of 2002 resulted from net proceeds of $41.9 million received from the private placement of 2,993,800 shares of common stock to selected institutional investors in April 2002. In the first six months of 2001, the net cash outflow principally related to repayments on our term loans of $431,000.

At June 30, 2002, our cash, cash equivalents and marketable securities totaled $85.2 million compared to $63.8 million at December 31, 2001.

We expect to have negative cash flow from operations for the foreseeable future. We expect to incur increasing research and development, and general and administrative expenses, including expenses relating to clinical development, additions to personnel, production and commercialization efforts and the integration of our operations with those of Biosearch Italia.  Our future capital requirements will depend on a number of factors, including our success in developing markets for our products, payments received or made under collaboration agreements, the timing and outcome of regulatory approvals, the need to acquire licenses to new products or compounds, the status of competitive products, the availability of other financing and whether the proposed merger of Biosearch Italia with and into Versicor is consummated. We believe our existing cash and cash equivalents and marketable securities will be sufficient to fund our operating expenses, debt repayments and capital requirements for at least the next two years.

Risk Factors That Might Affect Our Future Operating Results

This Quarterly Report on Form 10-Q contains forward-looking statements as explained above. Important factors that could cause our actual results to differ materially from the results expressed or implied by our forward-looking statements include the following:

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

We have incurred net losses since our inception in 1995. Before deemed dividends and accretion to redemption value of our preferred stock, our net losses were approximately $1.1 million in 1995, $4.8 million in 1996, $6.3 million in 1997, $12.6 million in 1998, $29.2 million in 1999, $15.3 million in 2000, $32.8 million in 2001 and $22.6 million in the first six months of 2002.  As of June 30, 2002, our accumulated deficit was approximately $126.5 million. Our losses to date have resulted principally from:

•                  research and development costs relating to the development of our product candidates;

•                  costs of acquiring product candidates; and

•                  general and administrative costs relating to our operations.

We expect to incur substantial and increasing losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials, and charges related to purchases of technology or other assets.  We also expect that our general and administrative expenses will increase as we add personnel and integrate our operations and, assuming the consummation of the proposed merger of Biosearch Italia with and into Versicor.  We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of collaborative arrangements, the initiation, success or failure of clinical trials, or other factors. Our chances for achieving profitability will depend on numerous factors, including success in:

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

As of June 30, 2002, two of our product candidates, anidulafungin and dalbavancin, were in clinical trials. Patient follow-up for these clinical trials has been limited and more trials will be required before we will be able to apply for regulatory approvals. Clinical trials conducted by us or by third parties on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for anidulafungin and dalbavancin or any other potential product candidates. This failure may delay development of other product candidates and hinder our ability to conduct related preclinical testing and clinical trials. Regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates. Our other product candidates are in preclinical development, and we have not submitted investigational new drug applications, or INDs, to commence clinical trials involving these compounds. Our preclinical development efforts may not be successfully completed and we may not file further INDs.

Any delays in, or termination of, our clinical trials will harm our development and commercialization timelines, which would cause our stock price to decline. Any of these events would also seriously impede our ability to obtain additional financing.

If our third-party clinical trial managers do not perform, clinical trials for our product candidates may be delayed or unsuccessful.

We have limited experience in conducting and managing clinical trials, and currently have only 21 full-time clinical development employees. We rely on third parties, including our collaborators, clinical research organizations and outside consultants, to assist us in managing and monitoring clinical trials. If these third parties fail to perform satisfactorily under the terms of our agreements with them, clinical trials for our product candidates may be delayed or unsuccessful. Furthermore, the Food and Drug Administration, or the FDA, may inspect some of our clinical investigational sites, our collaborators’ records and our facility and files to determine if the clinical trials were conducted according to good clinical practices. If the FDA determines that the trials were not in compliance, we may be required to repeat the clinical trials.

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

If we consummate any acquisitions, such as the proposed merger with Biosearch, we will incur a variety of costs and may never realize the anticipated benefits.

If appropriate opportunities become available, we may attempt to acquire products, product candidates or businesses that we believe are a strategic fit with our business. We have recently entered into an agreement and plan of merger with Biosearch whereby it is contemplated that Biosearch will merge with and into Versicor. The process of negotiating the proposed merger with Biosearch and, assuming the consummation of the merger, integrating Biosearch’s products, product candidates or business has and may continue to result in operating difficulties and transaction costs and require significant management attention that would otherwise be available for ongoing development of our business. Some of these transaction costs include financial advisors, printing, distribution, legal and accounting fees and severance payments, certain of which will be incurred whether or not the proposed merger is consummated. Similar risks may arise in connection with other acquisitions that we may pursue in the future.  We may never realize the anticipated benefits of any the proposed merger with Biosearch or any other acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, as in the case with the proposed merger with Biosearch, the incurrence of debt, contingent liabilities and/or impairment expenses related to goodwill and impairment or amortization expenses related to other intangible assets, which could harm our business, financial condition and results of operations.

If the proposed merger with Biosearch does not occur, we may incur payment obligations to Biosearch.

If the agreement and plan of merger with Biosearch is terminated under certain circumstances, we may be required to pay Biosearch a $6 million break-up fee.  If the agreement and plan of merger is terminated in certain other circumstances, we may be obligated to pay Biosearch’s expenses incurred in connection with the proposed merger, which may be substantial.

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

In addition, in June 2001, our board of directors adopted a shareholder rights plan in which preferred stock purchase rights were distributed to our common stockholders as a dividend. These provisions may make it more difficult for stockholders to take corporate actions and may have the effect of delaying or preventing a change in control. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Subject to specified exceptions, this section provides that a corporation may not engage in any business combination with any interested stockholder during the three-year period following the time that such stockholder becomes an interested stockholder. This provision could have the effect of delaying or preventing a change in our control. The foregoing factors could also limit the price that investors or an acquirer might be willing to pay in the future for shares of our common stock.

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

The table below presents principal amounts and related weighted average interest rates by year of maturity for our cash and cash equivalents and marketable securities (in thousands):

	2002	2003
Cash and cash equivalents	$61,873	$—
Average interest rate	1.86%	—

Marketable securities	$14,837	$8,398
Average interest rate	2.22%	2.51%

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any significant legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 8, 2000 we sold 4,600,000 shares of common stock at $11 per share in an initial public offering and on September 7, 2000, the underwriters executed an overallotment option and purchased an additional 690,000 shares of common stock at $11.  We received net proceeds from the initial public offering and the overallotment of approximately $52.7 million.  The net proceeds are being used for the clinical development of our two product candidates, anidulafungin and dalbavancin, as well as for general corporate and working capital purposes.

On April 9, 2002, we completed a private placement of 2,993,800 shares of our common stock to selected institutional investors for gross proceeds of $44.9 million.  The private placement was conducted pursuant to Section 4(2) of, and Rule 506 of Regulation D under, the Securities Act.  We subsequently registered the resale of those shares with the SEC.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 16, 2002, we held our Annual Meeting of Stockholders for the purpose of voting on:

1.               The re-election of James H. Cavanaugh, Ph.D. to the Board of Directors; and

2.               Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for 2002.

The stockholders approved both matters, with the following votes cast with respect to each proposal:

1.               Election of James H. Cavanaugh, Ph.D. to the Board of Directors:

Shares Voted For	Shares Voted Against	Shares Withheld and Broker Non-Votes
15,757,415	—	218,224

2.               Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for 2002:

Shares Voted For	Shares Voted Against	Shares Withheld and Broker Non-Votes
15,936,459	39,180	—

The following directors' terms are continuing:

David V. Milligan, Ph.D.

George F. Horner III

Christopher T. Walsh, Ph.D.

Mark Leschly

Timothy J. Barberich

The Merger Agreement contemplates that certain directors will resign just prior to the closing.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The exhibits listed on the Exhibit List, which appears below following the signature page, are included or incorporated by reference in this Quarterly Report.

Reports on Form 8-K

On April 10, 2002, we filed a Form 8-K dated April 3, 2002 reporting under Item 5, “Other Events”, our completion of a private placement of 2,993,800 shares of our common stock to selected institutional investors for gross proceeds of $44.9 million and the resignation of Lori F. Rafield, Ph.D., a representative of a group of our venture investors, from our Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERSICOR INC.

Date: July 31, 2002	/s/ GEORGE F. HORNER III
George F. Horner III
President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2002	/s/ DOV A. GOLDSTEIN, M.D.
Dov A. Goldstein, M.D.
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION UNDER SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Versicor Inc.

/s/ GEORGE F. HORNER III
George F. Horner III
President and Chief Executive Officer

/s/ DOV A. GOLDSTEIN, M.D.
Dov A. Goldstein, M.D.
Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are part of this Quarterly Report on Form 10-Q (and are numbered in accordance with Item 601 of Regulation S-K).

No.	Description
3.1	Restated Certificate of Incorporation of Versicor Inc.(1)
3.2	Amended and Restated Bylaws of Versicor Inc.(2)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Warrant for the Purchase of Shares of Series C Preferred Stock dated as of December 9, 1997(1)
4.3	Form of Warrant for the Purchase of Shares of Series F Preferred Stock dated as of June 25, 1999(1)
4.5	Second Amended and Restated Investor Rights Agreement(1)
4.6	Registration Rights Agreement dated as of April 8, 2002(3)

(1)                                  Previously filed as an exhibit to the Company’s registration statement on Form S-1, effective August 2, 2000, and incorporated herein by reference.

(2)                                Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on March 22, 2002, and incorporated herein by reference.

(3)                                  Previously filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 10, 2002, and incorporated herein by reference.