Form 10-K/A
period 2002-12-31
VERSICOR INC /CA
filed 2003-03-03
CIK 1052547

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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

The Exhibit Index begins at page Ex-1.

EXPLANATORY NOTE

The Form 10-K of Versicor Inc. filed with the Securities and Exchange Commission earlier this morning inadvertently omitted the "Report of Independent Accountants," the related financial statements of Versicor for the three years ended December 31, 2002, the signatures of a majority of Versicor's Board of Directors and its Chief Executive Officer and Chief Financial Officer, the power of attorney and the exhibit list. The omissions resulted from an error by Versicor's Edgar filing agent. Rather than supplying only the missing sections, Versicor is re-filing the entire report in this Form 10-K/A (with such minimal changes as are necessary to reflect its nature as an amendment). This Form 10-K/A is being filed solely to append the initially inadvertently omitted sections, and is not being filed to amend, alter or modify any of the originally filed sections.

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

        In our opinion, the financial statements listed in the index appearing under Item 15(a)1 on page 59 present fairly, in all material respects, the financial position of Versicor Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
February 21, 2003, except for the fourth
paragraph of Note 1 and Note 13
as to which the date is February 28, 2003

VERSICOR INC.

BALANCE SHEETS

(in thousands)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$28,271	$31,349
Marketable securities	34,034	32,419
Employee notes receivable	—	13
Prepaid expenses and other current assets	5,451	1,624

Total current assets	67,756	65,405
Property and equipment, net	4,875	5,197
Other assets	105	95

Total assets	$72,736	$70,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,491	$4,335
Accrued liabilities	11,098	6,278
Current portion of term loan payable	3,500	3,950
Deferred revenue	1,519	1,561

Total current liabilities	22,608	16,124
Term loan payable	698	1,004
Deferred revenue	500	500
Other long-term liabilities	264	175

Total liabilities	24,070	17,803

Commitments (Notes 7 and 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at December 31, 2002 and 2001; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized at December 31, 2002 and 2001; 26,430 and 23,242 shares issued and outstanding at December 31, 2002 and 2001, respectively	26	23
Additional paid-in capital	202,365	160,163
Deferred stock compensation	(1,171)	(3,567)
Accumulated other comprehensive income	65	98
Accumulated deficit	(152,619)	(103,823)

Total stockholders' equity	48,666	52,894

Total liabilities and stockholders' equity	$72,736	$70,697

The accompanying notes are an integral part of these financial statements

VERSICOR INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Collaborative research and development and contract services	$6,083	$6,145	$5,338
License fees and milestones	258	283	533

Total revenues	6,341	6,428	5,871

Operating expenses:
Research and development—non-cash stock compensation expense	791	2,359	2,073
Research and development—other	47,398	30,253	13,458

Total research and development	48,189	32,612	15,531

General and administrative—non-cash stock compensation expense	1,491	2,599	5,631
General and administrative—other	6,693	7,001	3,260

Total general and administrative	8,184	9,600	8,891

Total operating expenses	56,373	42,212	24,422

Loss from operations	(50,032)	(35,784)	(18,551)
Other income (expense):
Interest income	1,483	3,313	3,712
Interest expense	(247)	(316)	(482)
Other	—	(60)	18

Net loss	(48,796)	(32,847)	(15,303)
Accretion of dividends on preferred stock	—	—	(3,486)

Net loss available to common stockholders	$(48,796)	$(32,847)	$(18,789)

Net loss per share:
Basic and diluted	$(1.91)	$(1.42)	$(1.95)

Weighted average shares	25,516	23,090	9,638

The accompanying notes are an integral part of these financial statements

VERSICOR INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Deferred Stock Compensation		Accumulated Deficit
	Shares	Amount					Total
Balances, December 31, 1999	683	$1	$18,984	$(12,108)	$—	$(55,673)	$(48,796)
Exercise of common stock options	392	—	151				151
Conversion of preferred stock to common stock	16,677	17	87,312				87,329
Issuance of common stock in initial public offering, net of issuance costs	5,290	5	52,683				52,688
Deferred stock compensation			4,415	(4,415)			—
Amortization of deferred stock compensation				7,704			7,704
Accretion of dividends on preferred stock			(3,486)				(3,486)
Net loss						(15,303)	(15,303)

Balances, December 31, 2000	23,042	23	160,059	(8,819)	—	(70,976)	80,287
Exercise of common stock options	175	—	369				369
Exercise of common stock warrants	22	—	—				—
Issuance of common stock under Employee Stock Purchase Plan	3	—	29				29
Deferred stock compensation			(294)	294			—
Amortization of deferred stock compensation				4,958			4,958
Change in unrealized gain on investments					98		98
Net loss						(32,847)	(32,847)

Balances, December 31, 2001	23,242	23	160,163	(3,567)	98	(103,823)	52,894
Exercise of common stock options	40	—	47				47
Exercise of common stock warrants	139	—	200				200
Issuance of common stock under Employee Stock Purchase Plan	15	—	172				172
Issuance of common stock in private placement, net of issuance costs	2,994	3	41,897				41,900
Deferred stock compensation			(114)	114			—
Amortization of deferred stock compensation				2,282			2,282
Change in unrealized gain on investments					(33)		(33)
Net loss						(48,796)	(48,796)

Balances, December 31, 2002	26,430	$26	$202,365	$(1,171)	$65	$(152,619)	$48,666

The accompanying notes are an integral part of these financial statements

VERSICOR INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(48,796)	$(32,847)	$(15,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,267	1,026	880
Loss on disposal of property and equipment	—	60	—
Non-cash stock compensation expense	2,282	4,958	7,704
Changes in operating assets and liabilities:
Employee notes receivable	13	532	48
Prepaid expenses and other current assets	(3,827)	(1,033)	(547)
Restricted cash	—	—	5,000
Other assets	(10)	47	18
Accounts payable	2,156	2,914	1,335
Accrued liabilities	4,820	3,053	1,293
Related party payable	—	(12)	(9)
Deferred revenue	(42)	720	366
Other long-term liabilities	89	(825)	(1,000)

Net cash used in operating activities	(42,048)	(21,407)	(215)

Cash flows from investing activities:
Purchases of marketable securities	(40,773)	(54,714)	(41,153)
Sales/maturities of marketable securities	39,125	40,338	23,208
Additions to property and equipment	(945)	(1,956)	(447)
Disposals of property and equipment	—	57	—

Net cash used in investing activities	(2,593)	(16,275)	(18,392)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	42,319	398	52,839
Proceeds from long-term debt	491	1,506	—
Repayments of long-term debt	(1,247)	(862)	(862)

Net cash provided by financing activities	41,563	1,042	51,977

Net change in cash and cash equivalents	(3,078)	(36,640)	33,370
Cash and cash equivalents at beginning of year	31,349	67,989	34,619

Cash and cash equivalents at end of year	$28,271	$31,349	$67,989

Noncash transactions:
Conversion of preferred stock to common stock	$—	$—	$87,329

Supplemental cash flow information:
Cash paid during the year for interest	$241	$302	$440

The accompanying notes are an integral part of these financial statements

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

        Versicor Inc. ("Versicor" or the "Company") is a biopharmaceutical company focused on the discovery, development and marketing of drugs for the treatment of serious bacterial and fungal infections, primarily in the hospital setting. Since the Company's inception on May 2, 1995 as a wholly owned subsidiary of Sepracor Inc., the Company has devoted substantially all of its efforts to establishing its business and conducting research and development activities related to its proprietary product candidates, including anidulafungin and dalbavancin, as well as collaborative product candidates.

        Since 1996, the Company have been operating as an independent company and on August 8, 2000, the Company sold 4,600,000 shares of its common stock at $11 per share in an initial public offering, and on September 7, 2000 the underwriters exercised an over-allotment option and purchased an additional 690,000 shares of common stock at $11 per share. The Company received total net proceeds from the initial public offering and the over-allotment of approximately $52.7 million.

        On April 9, 2002, the Company completed a private placement of 2,993,800 shares of its common stock to selected institutional investors at a purchase price of $15 per share. The Company received net proceeds from the private placement of approximately $41.9 million.

        On February 28, 2003 the Company acquired all of the outstanding shares of Biosearch Italia S.p.A., a publicly listed company in Italy. The Company has issued 1.77 shares of its common stock for each outstanding share of Biosearch stock, or approximately 21.4 million shares. The Company also intends to issue options covering approximately 5,787,500 common shares, including options issued to replace or assume options currently held by Biosearch employees and consultants. As a result, former Versicor stockholders now own approximately 55% of the Company's outstanding common stock and former Biosearch shareholders own approximately 45%. See Note 13 to the Financial Statements.

        At December 31, 2002, Sepracor's ownership of the Company is approximately 7%. Through December 31, 2000, Sepracor provided certain facilities, support and administrative services under an administrative services agreement. Although this agreement expired on June 30, 1998, the companies continued to operate under the agreement until December 2000. The Company paid $143,000 to Sepracor under this agreement in 2000. As a result of this agreement, the financial statements for 2000 may not be indicative of the results that would have been achieved had the Company operated as a nonaffiliated entity. General and administrative costs on a stand-alone basis would not have been materially different from those recorded in the Company's statements of operations.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain Risks and Uncertainties

        The Company is subject to risks common to companies in its industry, including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, product liability and the need to obtain financing.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Included in cash equivalents are commercial paper instruments aggregating $16.5 million and $14.5 million at December 31, 2002 and 2001, respectively.

Marketable Securities

        The Company has classified its marketable securities as available for sale in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The marketable securities are reported at fair value with unrealized gains and losses recorded as a separate component of stockholders' equity.

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

Stock-Based Compensation

        The Company accounts for its stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation". Under APB 25, unearned compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board Interpretation No. 28. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

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

	December 31,
	2002	2001	2000
	(in thousands)
Stock options	3,689	2,770	2,468
Common stock warrants	195	389	439
Common stock subject to repurchase	—	8	17

	3,884	3,167	2,924

        The restricted shares subject to repurchase are excluded from the loss per share calculations until the restrictions lapse.

Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This standard will require gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria of unusual and infrequent in Opinion 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Any gain or loss on extinguishment will be recorded in the most appropriate line item to which it relates within net income before extraordinary items. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002; however, certain sections are effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard will require us to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The standard replaces the existing guidance provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard is effective for fiscal years beginning after December 31, 2002. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

        In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

NOTE 2—MARKETABLE SECURITIES

	December 31, 2002			December 31, 2001
	Amortized Cost	Unrealized Gains	Estimated Fair Value	Amortized Cost	Unrealized Gains	Estimated Fair Value
	(in thousands)
Commercial paper	$8,979	$4	$8,983	$9,914	$45	$9,959
Government agency and corporate bonds	24,990	61	$25,051	22,407	53	22,460

	$33,969	$65	$34,034	$32,321	$98	$32,419

        At December 31, 2002 and 2001, all marketable securities were classified as available-for-sale and were due in less than one year. Realized gains and losses were immaterial for all periods presented.

NOTE 3—PROPERTY AND EQUIPMENT

	December 31,
	2002	2001
	(in thousands)
Leasehold improvements	$4,797	$4,655
Laboratory equipment	3,020	2,763
Computers, software and office equipment	1,797	1,458
Fixtures and furniture	635	428

	10,249	9,304
Less: accumulated depreciation	(5,374)	(4,107)

Property and equipment, net	$4,875	$5,197

        Depreciation expense was $1.3 million, $1.0 million and $880,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 4—EMPLOYEE NOTES RECEIVABLE AND RELATED PARTY TRANSACTIONS

        In 1997, the Company made an interest free, forgivable loan to an officer. The loan was collateralized by the stock options of the officer and the deeds of trust on the officer's residence. The remaining loan balance of $13,000 at December 31, 2001 was fully forgiven in April 2002.

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

NOTE 5—ACCRUED LIABILITIES

	December 31,
	2002	2001
	(in thousands)
Research and development	$6,146	$3,484
Employee compensation	1,931	1,081
Legal	2,599	1,197
Other	422	516

	$11,098	$6,278

NOTE 6—BORROWINGS

        In December 1997, the Company and a commercial bank entered into a term loan, which is evidenced by two term notes in principal amounts of $2,000,000 and $4,034,000. The term loan was originally repayable quarterly in fifteen installments, with each installment equal to $216,000, plus accrued interest, commencing on March 31, 1999 with the final payment of the balance of $2.8 million payable on December 31, 2002. The terms of the term loan were renegotiated in January 2003 and the balance of $2.8 million is now repayable in eight equal quarterly installments of $350,000 beginning on March 31, 2003 with the final payment due on December 21, 2004. The term loan bears interest at the prime rate plus 0.50% (4.75% at December 31, 2002). The bank requires the Company to comply with certain financial covenants and as of December 31, 2002, the Company was in compliance with these covenants. The term loan is collateralized by certain assets of the Company. There was $2.8 million and $3.5 million outstanding under this term loan at December 31, 2002 and 2001, respectively.

        In October 2001, the term loan was amended to include a four-year equipment note for $2.0 million that the Company was able to draw down on through June 30, 2002. The note bears interest at the prime rate unless the Company exercises an option to have the interest on all or any portion of the principal amount based on the LIBOR rate plus an applicable margin. The interest on the note is payable in quarterly installments commencing on March 31, 2002. The principal of the note is payable in equal installments beginning on March 31, 2002 with the final payment due on December 31, 2004. As of December 31, 2002, there was an outstanding note balance of $1.4 million and the Company has exercised its option to pay interest on this portion of the loan at LIBOR plus an applicable margin (The applicable LIBOR rate was 1.77% at December 31, 2002).

        In January 2003, the term loan was amended to include a three-year equipment note for $1.5 million that the Company is able to draw down on through December 31, 2003. The note bears interest at the prime rate unless the Company exercises an option to have the interest on all or any portion of the principal amount based on the LIBOR rate plus an applicable margin. The interest on the note is payable in quarterly installments during the draw down period. The principal of the note is payable in equal installments beginning on March 31, 2004 with the final payment due on December 31, 2005.

        Future principal payments on the term loan and the equipment notes at December 31, 2002 are as follows:

Year Ending December 31, (in thousands)
2003	$3,500
2004	698

$4,198

NOTE 7—COMMITMENTS

        Future minimum lease payments under all noncancelable operating leases in effect at December 31, 2002 are as follows:

Year Ending December 31, (in thousands)
2003	$1,646
2004	1,699
2005	1,752
2006	1,805
2007	1,663
Thereafter	2,066

$10,631

        Future minimum lease payments under operating leases primarily relate to the Company's office and laboratory space in California and Pennsylvania. Rental expense under these leases amounted to $1.4 million, $1.2 million and $849,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 8—STOCKHOLDERS' EQUITY

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

        On April 9, 2002, the Company completed a private placement of 2,993,800 shares of common stock to selected institutional investors at a purchase price of $15 per share. The Company received net proceeds from the private placement of approximately $41.9 million.

        At December 31, 2002 and 2001, there were 0 and 7,500 shares of common stock, respectively, subject to repurchase.

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

        The 2001 Stock Option Plan ("2001 Plan") permits the Company to grant up to 1,200,000 shares of Common Stock as ISOs and NSOs. In December 2002, the Plan was amended to increase the maximum number of shares available to 6,600,737. The 2001 Plan provides for the granting of ISOs to officers and key employees of the Company and NSOs to officers, key employees, consultants and directors of the Company. ISOs and NSOs granted under the 2001 Plan have a maximum term of ten years from the date of grant. Vesting provisions may vary but in each case will provide for vesting of at least 20% per year of the total number of shares subject to the option and have an exercise price not less than the fair value of the stock at the date of grant.

        The 2002 Stock Option Plan ("2002 Plan") was approved by the Company's board of directors in July 2002, and was contingent upon the completion of the merger with Biosearch. The 2002 Plan permits the Company to grant up to 442,500 shares of Common Stock as NSOs. The 2002 Plan provides for the granting of replacement stock options to former holders of Biosearch options that were cancelled in the merger. NSOs granted under the 2002 Plan will have a maximum term of ten years from the date of grant and have an exercise price of not less than the fair market value of the stock subject to the award at the time of grant.

        Stock option activity under the plans for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002		2001		2000
	Number	Weighted Average Exercise Price Per Share	Number	Weighted Average Exercise Price Per Share	Number	Weighted Average Exercise Price Per Share
Balance at beginning of year	2,770,466	$4.09	2,468,312	$2.18	2,066,466	$0.43
Granted	1,006,839	17.28	573,200	12.08	888,313	5.28
Exercised	(39,572)	1.19	(175,098)	2.11	(391,782)	0.39
Canceled	(49,195)	12.75	(95,948)	4.80	(94,685)	0.48

Balance at end of year	3,688,538	7.61	2,770,466	4.09	2,468,312	2.18

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options outstanding			Options exercisable
Exercise Price Per Share	Number Outstanding	Remaining Contractual Life	Weighted Exercise Price Per Share	Number Exercisable	Weighted Exercise Price Per Share
$ 0.09–$ 0.48	1,486,312	6.10	$0.44	1,270,419	$0.44
$ 4.72–$ 8.50	844,237	9.60	7.35	372,323	5.47
$ 9.40–$12.50	466,250	8.72	11.41	134.772	11.45
$13.87–$15.55	132,650	8.61	14.35	45,037	14.22
$18.25–$20.31	759,089	9.15	19.83	—	—

	3,688,538		7.61	1,822,551	2.62

        There were 258,791, 56,657, 6,222,987 and 442,500 options available for future grant under the 1995 Plan, the 1997 Plan, the 2001 Plan and the 2002 Plan, respectively, as of December 31, 2002. The Company has reserved 10,864,545 shares of common stock for the exercise of stock options and warrants.

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

Fair value disclosures

        During the year, the Company adopted SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FAS 123." The Company applies the measurement principles of APB 25 in accounting for its employee stock options. Had compensation expense for options granted to employees been determined based on the fair value at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net loss available to common stockholders, as reported	$(48,796)	$(32,847)	$(18,789)
Less: total stock-based employee compensation expense, determined under fair value based method for all awards	(5,913)	(1,300)	(767)

Net loss available to common stockholders, pro forma	$(54,709)	$(34,147)	$(19,556)

Basic and diluted net loss per share:
As reported	$(1.91)	$(1.42)	$(1.95)

Pro forma	$(2.14)	$(1.48)	$(2.03)

        The value of each option grant was estimated on the date of grant using the minimum value method until August 8, 2000; thereafter options were valued using the Black-Scholes option pricing model with the following weighted assumptions:

Stock Option Plans

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	3.8%	4.2%	5.1%
Expected average life	4 years	4 years	4 years
Volatility	60%	60%	60%
Expected dividends	—	—	—

Employee Stock Purchase Plan

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	1.8%	3.7%	—
Expected average life	0.5 years	0.5 years	—
Volatility	60%	60%	—
Expected dividends	—	—	—

        The risk-free interest rate was calculated in accordance with the grant date and expected average life. The weighted average per share fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $25.82, $18.43 and $12.89, respectively.

Deferred stock based compensation

        During the period from January 1997 through December 31, 2002, the Company recorded $21.0 million of deferred stock based compensation in accordance with APB 25, SFAS No.123 and EITF Issue No. 96-18, related to stock options granted to consultants and employees. For options granted to consultants, the Company determined the fair value of the options using the Black-Scholes option pricing model with the following assumptions: expected lives of four years; weighted average risk-free interest rate between 3.9% and 6.2%; expected dividend yield of zero percent; volatility between 60% and 75%, and values of common stock between $0.40 and $20.31 per share. Stock compensation expense is being recognized in accordance with FIN 28 over the vesting periods of the related options, generally four years. The Company recognized stock compensation expense of $2.3 million, $5.0 million and $7.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Warrants

        In 1997, the Company issued warrants to purchase 45,000 shares of common stock at $4.45 per share. These warrants were exercised in full in 2002. The fair value of these warrants was estimated using the Black Scholes pricing model and was not material.

        In 1997, the Company issued warrants to purchase 168,125 shares of Series C Preferred Stock (which converted to warrants to purchase common stock upon the Company's initial public offering) at $4.00 per share. 149,375 of these warrants were still outstanding at December 31, 2001 and were exercised in full in 2002. The fair value of these warrants was estimated using the Black Scholes pricing model and was not material.

        In 1999, the Company issued warrants to purchase 226,236 shares of Series F Preferred Stock (which converted to warrants to purchase common stock upon the Company's initial public offering) at $4.72 per share in connection with a bridge loan financing. 195,072 of these warrants were still outstanding at December 31, 2002 and expire on August 7, 2005. The warrants were valued using the Black Scholes pricing model. The allocated fair value of these warrants of $623,000 was reflected as interest expense in the 1999 statement of operations.

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

        The statutory and effective tax rates were 34% and 0%, respectively, for all periods presented. The effective tax rate resulted from net operating losses and nonrecognition of any deferred tax asset At December 31, 2002, the Company had federal and state tax net operating loss carryforwards ("NOL") of approximately $99.2 million and $64.4 million, which will expire beginning in the year 2010 and 2003, respectively. Based upon the Internal Revenue Code and changes in the Company's ownership, utilization of the NOL will be subject to an annual limitation. The Company had federal and state research and experimentation credit carryforwards of approximately $3.5 million and $2.8 million at December 31, 2002, which will expire beginning in the year 2010.

        The components of net deferred taxes were as follows:

	December 31,
	2002	2001
	(in thousands)
Assets:
Net operating losses	$38,495	$18,665
Capitalized R&D	9,430	10,335
Credits	5,418	1,575
Accrued expenses and other liabilities	1,920	918
Property and equipment	941	646
Less: valuation allowance	(56,204)	(32,139)

Net deferred taxes	$—	$—

NOTE 11—EMPLOYEE SAVINGS PLAN

        Up until October 31, 2000, the Company's employees were able to participate in Sepracor's 401(k) savings plan. From November 1, 2000, the Company's employees were able to participate in the Versicor 401(k) savings plan. Under the provisions of both plans, employees may voluntarily contribute up to 15% of their compensation up to the statutory limit. In addition, the Company can make a matching contribution at its discretion. The Company matches 50% of the first $3,000 up to a maximum of $1,500 per employee per annum. The Company's contributions made during 2002, 2001 and 2000 were $89,000, $62,000 and $47,000, respectively.

NOTE 12—AGREEMENTS

        In February 1998, the Company entered into a license agreement and a collaborative agreement with Biosearch. Under the license agreement, Biosearch granted to the Company an exclusive license to develop and commercialize dalbavancin in the United States and Canada. In exchange for the license and upon the receipt of favorable results in pre-clinical studies, the Company paid an initial license fee of $2.0 million and issued 250,000 shares of its common stock to Biosearch. In May 2001 and December 2002, the Company paid Biosearch additional milestone payments for the start of Phase II and Phase III clinical trials, respectively. See Note 13 to the Financial Statements.

        In March 1999, the Company entered into a collaboration agreement with Pharmacia Corporation pursuant to which the Company is collaborating to discover, synthesize and develop second and third generation oxazolidinone product candidates. In connection with the collaboration, Pharmacia Corporation made an initial equity investment in the Company of $3.75 million and paid to the Company research support and license fee payments. Under the terms of this agreement and in consideration for the Company's research obligations, the Company is entitled to receive funding from Pharmacia to support certain of its full-time researchers. If specified milestones are achieved, Pharmacia is obligated to pay the Company additional payments for each compound, a portion of which may be credited against future royalty payments to which the Company is entitled on the worldwide sales of any drug developed and commercialized from the collaboration. In October 2001, Pharmacia increased its funding for this collaboration by 30% and in June 2001 the Company received a milestone payment for the initiation of clinical development of one of the compounds which is recorded as deferred revenue in the accompanying balance sheet. In June 2002 the Company amended its original agreement with Pharmacia to extend the research term an additional three years.

        In March 1999, the Company entered into a collaboration agreement with Novartis Pharma AG pursuant to which it is collaborating to discover and develop deformylase inhibitors. In connection with the collaboration, Novartis made an initial equity investment in the Company of $3.0 million and provides the Company with funding to support certain of its full-time researchers. The Company has also received a number of milestone payments from Novartis and is entitled to receive additional payments upon the achievement of specified milestones, a portion of which may be credited against future royalty payments to which the Company is entitled on the worldwide sales of any drug developed and commercialized from the collaboration. In March 2002 the Company amended its original agreement with Novartis to extend the research term an additional year and to provide that Novartis will make an additional payment upon the Company's achievement of a new milestone. In February 2003, the Company amended its original agreement with Novartis further to extend the research term through March 2005.

        In May 1999, the Company obtained from Eli Lilly an exclusive worldwide license for the development and commercialization of anidulafungin. The Company paid $11 million for the license and has agreed to pay an additional $3 million for product inventory, which it has received. As a result, the Company recognized $14 million of research and development costs in 1999. The Company is obligated to make additional payments to Eli Lilly if certain milestones are achieved and royalty payments in respect of sales of any product resulting from the compound. Eli Lilly has an option to license the exclusive development and commercialization rights to oral formulations of anidulafungin, which is exercisable upon successful completion of Phase II clinical trials. If Eli Lilly exercises this option, the Company will have the right to receive royalty payments and reimbursement of prior development expenses and milestone payments. The Company will also have the right to co-promote the product with Eli Lilly.

NOTE 13—SUBSEQUENT EVENTS

        On February 28, 2003 the Company acquired all of the outstanding shares of Biosearch Italia S.p.A., a publicly listed company in Italy. The Company has issued 1.77 shares of its common stock for each outstanding share of Biosearch stock, or approximately 21.4 million shares. The Company also intends to issue options covering approximately 5,787,500 common shares, including options issued to replace or assume options currently held by Biosearch employees and consultants. As a result, former Versicor stockholders now own approximately 55% of the Company's outstanding common stock and former Biosearch shareholders own approximately 45%.

        The estimated purchase price of the acquisition is approximately $247.0 million as follows (in thousands):

Issuance of Versicor shares	$234,624
Issuance of options to acquire Versicor shares	2,416
Transaction costs	10,000

Total	$247,040

        The fair value of the Versicor shares used in determining the purchase price was $10.97 per share based on the average closing price of Versicor's stock from the two days before through two days after July 31, 2002, the date of the public announcement of the merger. The fair value of the options to acquire Versicor shares was determined using the Black-Scholes option pricing model assuming a market price of $10.30; an exercise price of $10.64; an expected average life of 4 years; a weighted average interest rate of 4.05%; volatility of 70%; and no expected dividends.

        Biosearch has used natural product sourcing for the discovery, development and production of novel anti-infective drugs with a primary emphasis on Europe. The acquisition will substantially enhance the Company's capabilities with respect to discovery, pre-clinical and clinical development, and manufacturing, as well as the Company's European market presence and effectiveness. The combined company will have substantially greater presence in two of the three major pharmaceutical markets (North America and Europe) as well as an enhanced product portfolio for collaborations in Asia. The

North American rights to the Company's lead antibiotic product candidate, dalbavancin, have been licensed from Biosearch and by acquiring the global rights the Company will eliminate royalties and manufacturing fees in North America, acquire the full potential of dalbavancin in Europe and enhance the Company's commercialization effectiveness for its lead antifungal drug, anidulafungin, in both North America and Europe. As a result, the Company believes all of these benefits will increase its margin and profitability prospects for dalbavancin and anidulafungin upon regulatory approval in North America and Europe. The Company also believes that European approval can now be obtained with only a modest increase in the clinical development expenses already planned for its North American filings.

NOTE 14—QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is selected unaudited quarterly financial data for the years ended December 31, 2002 and 2001. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the financial statements and included all adjustments necessary to present fairly the information for the periods presented.

	Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(in thousands, except per share amounts)
Revenues	$1,812	$1,490	$1,519	$1,520
Net loss	$(10,403)	$(12,240)	$(13,034)	$(13,119)
Net loss per share, basic and diluted	$(0.45)	$(0.47)	$(0.49)	$(0.50)
Shares used in computing net loss per share, basic and diluted	23,261	26,008	26,353	26,398
	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(in thousands, except per share amounts)
Revenues	$1,494	$1,813	$1,563	$1,558
Net loss	$(5,166)	$(8,642)	$(8,574)	$(10,465)
Net loss per share, basic and diluted	$(0.22)	$(0.37)	$(0.37)	$(0.45)
Shares used in computing net loss per share, basic and diluted	23,041	23,054	23,085	23,176

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Versicor Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSICOR INC. (registrant)
Dated: March 3, 2003	BY:	/s/ GEORGE F. HORNER III George F. Horner III President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

* James H. Cavanaugh, Ph.D.	Chairman of the Board of Directors	March 3, 2003
/s/ GEORGE F. HORNER III George F. Horner III	President, Chief Executive Officer (and principal accounting officer) and Director	March 3, 2003
* Claudio Quarta, Ph.D.	Chief Operating Officer and Director	March 3, 2003
Ubaldo Livolsi, Ph.D.	Director	March , 2003
* Francesco Parenti, Ph.D.	Chief Scientific Officer and Director	March 3, 2003
Constantino Ambrosio, Ph.D.	Chief of Manufacturing and Director	March , 2003
* Christopher T. Walsh, Ph.D	Director	March 3, 2003
* David V. Milligan, Ph.D	Director	March 3, 2003
* Dov A. Goldstein, M.D.	Vice President, Finance and Chief Financial Officer	March 3, 2003
*By:	/s/ GEORGE F. HORNER III Attorney-In-Fact

CERTIFICATIONS

        I, George F. Horner III, certify that:

        1.    I have reviewed this annual report on Form 10-K of Versicor Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003	/s/ GEORGE F. HORNER III George F. Horner III President and Chief Executive Officer

        I, Dov A. Goldstein, certify that:

        1.    I have reviewed this annual report on Form 10-K of Versicor Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003	/s/ DOV A. GOLDSTEIN, M.D. Dov A. Goldstein, M.D. Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

        Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

        The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for fiscal year 2002 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of July 30, 2002 by and between Versicor Inc. and Biosearch Italia, S.p.A. (the body of the agreement was previously attached as Exhibit 2.1 to Versicor's current report on Form 8-K, which was filed with the SEC on July 31, 2002 and is incorporated by reference herein)
2.2	First Amendment to Agreement and Plan of Merger entered into on August 14, 2002, by and between Versicor Inc. and Biosearch Italia S.p.A.(3)
2.3	Second Amendment to Agreement and Plan of Merger entered into on October 29, 2002, by and between Versicor Inc. and Biosearch Italia S.p.A.(3)
3.1	Fourth Amended and Restated Certificate of Incorporation of Versicor Inc.(1)
3.2
Certificate of Amendment and Restatement of the Certificate of Designations of Versicor Inc. (previously attached as Exhibit 3.1 to Versicor's current report on Form 8-K, which was filed with the SEC on July 11, 2001 and is incorporated herein by reference)
3.3	Certificate of Merger relating to the merger of Biosearch Italia S.p.A. with and into Versicor Inc.(4)
3.4	Amended and Restated Bylaws of Versicor Inc., as currently in effect(4)
4.1	Form of Common Stock Certificate(1)
4.2	Warrant for the Purchase of Shares of Common Stock dated as of March 10, 1997 by and between Genome Therapeutics, Inc. and Versicor Inc.(1)
4.3	Form of Warrant for the Purchase of Shares of Series C Preferred Stock dated as of December 9, 1997(1)
4.4	Form of Warrant for the Purchase of Shares of Series F Preferred Stock dated as of June 25, 1999(1)
4.5	Second Amended and Restated Investors' Rights Agreement(1)
4.6
Shareholder Rights Agreement by and between Versicor Inc. and American Stock Transfer & Trust Company, as Rights Agent, dated June 28, 2001 (previously attached as Exhibit 4.1 to Versicor's current report on Form 8-K, which was filed with the SEC on July 11, 2001 and is incorporated herein by reference)
4.7
First Amendment to Shareholder Rights Agreement, dated as of July 30, 2002, by and between Versicor Inc. and American Stock Transfer & Trust Company, as Rights Agent (previously attached as Exhibit 4.1 to Versicor's current report on Form 8-K, which was filed with the SEC on July 31, 2002 and is incorporated by reference herein)
4.8
Registration Rights Agreement dated as of April 8, 2002, by and among Versicor Inc. and the Purchasers listed on Schedule A attached thereto (previously attached as Exhibit 4.1 to Versicor's current report on Form 8-K, which was filed with the SEC on April 10, 2002 and is incorporated by reference herein)
10.1.1	1995 Stock Option Plan (the "1995 Plan")*(1)

Ex-1

10.1.2	Form of 1995 Plan Incentive Stock Option Agreement*(1)
10.1.3	Form of 1995 Plan Non-Statutory Stock Option Agreement*(1)
10.2.1	1997 Equity Incentive Plan (as amended, the "1997 Plan")*(1)
10.2.2	1997 Equity Incentive Plan Amendment*(1)
10.2.3	Form of 1997 Plan Stock Option Agreement*(1)
10.3	2000 Employee Stock Purchase Plan*(1)
10.4.1
2001 Stock Option Plan, as amended (the "2001 Plan") (included as Appendix B to the Proxy Statement/Prospectus comprising Part I of Versicor's registration statement on Form S-4, effective November 5, 2002 and incorporated herein by reference)*
10.4.2	Form of 2001 Plan Stock Option Agreement*(4)
10.5.1
2002 Stock Option Plan (the "2002 Plan") (previously attached as Exhibit 4.1 to Versicor's registration statement on Form S-8 (File No. 333-103081) filed with the SEC on February 11, 2003 and incorporated herein by reference) *
10.5.2	Form of 2002 Plan Stock Option Agreement*(4)
10.6	License Agreement dated as of February 12, 1998 by and between Biosearch Italia S.p.A. and Versicor Inc.(1)
10.7	License Agreement dated as of May 17, 1999 by and between Eli Lilly and Company and Versicor Inc.(1)
10.8	Collaborative Research and License Agreement dated as of March 31, 1999 by and between Novartis Pharma AG and Versicor Inc.(1)
10.9	Research Collaboration, Contract Service and License Agreement dated as of March 31, 1999 by and between Pharmacia and Upjohn Company, and Versicor Inc.(1)
10.10.1	Collaboration Agreement dated as of February 12, 1998 by and between Biosearch Italia S.p.A. and Versicor Inc.(1)
10.10.2	Addendum No. 1 to Collaboration Agreement dated as of January 2001 by and between Versicor Inc. and Biosearch Italia, S.p.A.(2)
10.11	Administrative Services Agreement dated as of December 1997 by and between Sepracor Inc. and Versicor Inc.(1)
10.12.1	First Amendment Agreement to Term Loan dated as of December 30, 1997 by and between Fleet National Bank and Versicor Inc.(1)
10.12.2
Second Amendment Agreement dated October 22, 2001, by and between Fleet National Bank and Versicor Inc. (previously attached as Exhibit 10.40 to Versicor's Annual Report on Form 10-K, filed with the SEC on March 12, 2002, and incorporated herein by reference)
10.12.3	Third Amendment Agreement to Term Loan, dated January 28, 2003 by and between Fleet National Bank and Versicor Inc.(4)
10.13	Industrial Lease dated as of November 18, 1996 by and between Arcadia-Tavistock, L.C. and Versicor Inc.(1)
10.14	Indemnity Agreement dated as of October 29, 1999 by and between Thomas C. McConnell and Versicor Inc.(1)

Ex-2

10.15	Indemnity Agreement dated as of October 29, 1999 by and between Marck Leschly and Versicor Inc.(1)
10.16	Indemnity Agreement dated as of October 29, 1999 by and between George F. Horner III and Versicor Inc.(1)
10.17	Indemnity Agreement dated as of October 29, 1999 by and between James H. Cavanaugh and Versicor Inc.(1)
10.18	Indemnity Agreement dated as of October 29, 1999 by and between Christopher T. Walsh and Versicor Inc.(1)
10.19	Indemnity Agreement dated as of October 29, 1999 by and between Richard J. White and Versicor Inc(1)
10.20	Indemnity Agreement dated as of October 29, 1999 by and between David V. Milligan and Versicor Inc.(1)
10.21	Indemnity Agreement dated as of October 29, 1999 by and between Lori Rafield and Versicor Inc.(1)
10.22	Indemnity Agreement dated as of October 29, 1999 by and between Timothy J. Barberich and Versicor Inc.(1)
10.23	Employment Agreement dated as of July 28, 2000 by and between George F. Horner III and Versicor Inc.*(1)
10.24	Employment Agreement dated as of July 28, 2000 by and between Richard J. White and Versicor Inc.*(1)
10.25	Employment Agreement dated as of July 28, 2000 by and between Dinesh V. Patel and Versicor Inc.*(1)
10.26	Employment Agreement dated as of July 28, 2000 by and between Dov A. Goldstein and Versicor Inc.*(1)
10.27	Employment Agreement dated as of July 28, 2000 by and between Mikhail F. Gordeev and Versicor Inc.*(1)
10.28	Employment Agreement dated as of July 28, 2000 by and between Joaquim Trias and Versicor Inc.*(1)
10.29	Employment Agreement dated as of July 28, 2000 by and between Zhengyu Yuan and Versicor Inc.*(1)
10.30	Employment Agreement, dated as of December 19, 2000, by and between Versicor Inc. and Timothy J. Henkel*(2)
10.31	Employment Agreement, dated as of July 30, 2002, by and between Versicor Inc. and Claudio Quarta, Ph.D.*(3)
10.32	Employment Agreement, dated as of July 30, 2002, by and between Versicor Inc. and Francesco Parenti*(3)
10.33	Independent Consultant Agreement, dated as of July 30, 2002, by and between Versicor Inc. and Constantino Ambrosio*(3)
10.34	Consulting Agreement dated as of March 11, 1998 by and between Christopher Walsh and Versicor Inc.*(1)

Ex-3

10.35	Consulting Agreement dated as of January 1, 1997 by and between David Milligan and Versicor Inc.*(1)
10.36	Promissory Note dated as of May 15, 1997 by and between Richard J. White and Versicor Inc.*(1)
10.37	Promissory Note dated as of April 24, 1996 by and between Dinesh V. Patel and Versicor Inc.*(1)
10.38
Manufacturing, Development and Supply Agreement, dated June 25, 2001 by and between Versicor Inc. and Abbott Laboratories (previously included as Exhibit 10.1 to Versicor's Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2001, and incorporated herein by reference)
10.39	Second Amendment to Lease, dated December 17, 2002, by and between Versicor Inc. and Executive Terrace Investors, L.P.(4)
10.40
Purchase Agreement dated as of April 8, 2002, by and among Versicor Inc. and the Purchasers listed on Schedule A attached thereto (previously attached as Exhibit 10.1 to Versicor's current report on Form 8-K, which was filed with the SEC on April 10, 2002 and is incorporated by reference herein)
21.1	List of Subsidiaries(4)
23.1	Consent of PricewaterhouseCoopers LLP(4)
24.1	Power of Attorney(4)
99.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002(4)

*
Denotes a management contract or compensatory plan.

(1)
Filed as an exhibit to Versicor's registration statement on Form S-1 (No. 333-33022) as amended, effective August 2, 2000, and incorporated herein by reference.

(2)
Filed as an exhibit to Versicor's Annual Report on Form 10-K, filed April 2, 2001, and incorporated herein by reference.

(3)
Filed as an exhibit to Versicor's registration statement on Form S-4 (No. 333-98935) as amended, effective November 5, 2002, and incorporated herein by reference.

(4)
Filed herewith.

Ex-4

QuickLinks

EXPLANATORY NOTE
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
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
VERSICOR INC. BALANCE SHEETS (in thousands)
VERSICOR INC. STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
VERSICOR INC. STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands)
VERSICOR INC. STATEMENTS OF CASH FLOWS (in thousands)
SIGNATURES
EXHIBIT INDEX