Form 10-Q
period 2003-03-31
VICURON PHARMACEUTICALS INC
filed 2003-05-15
CIK 1052547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

March 31, 2003

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number:  000-31145

VICURON PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3278032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

455 South Gulph Road, King of Prussia, PA 19406

(Address of principal executive offices) (Zip Code)

(610) 205-2300

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

On May 11, 2003, there were 47,681,820 common shares outstanding of the registrant’s only class of common stock.

The Exhibit Index begins on page 39.

VICURON PHARMACEUTICALS INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2003

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VICURON PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$39,668	$28,271
Marketable securities	105,697	34,034
Accounts receivable, net	3,287	—
Prepaid expenses and other current assets	4,905	5,451

Total current assets	153,557	67,756
Property, plant and equipment	32,151	4,875
Intangible assets, net	20,621	—
Long-term receivables	8,180	—
Long-term marketable securities - restricted	6,133	—
Long-term marketable securities - other	440	—
Other assets	357	105

Total assets	$221,439	$72,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,306	$6,491
Accrued liabilities	9,247	11,098
Advances received	3,296	—
Current portion of long-term debt	2,242	3,500
Current portion of deferred revenue	2,186	1,519

Total current liabilities	37,277	22,608
Long-term debt, less current portion	5,455	698
Deferred revenue, less current portion	500	500
Other long-term liabilities	360	264

Total liabilities	43,592	24,070

Stockholders’ equity:
Common stock	48	26
Additional paid-in capital	439,082	202,365
Deferred stock compensation	(1,249)	(1,171)
Accumulated other comprehensive income (loss)	(215)	65
Accumulated deficit	(259,819)	(152,619)

Total stockholders’ equity	177,847	48,666

Total liabilities and stockholders’ equity	$221,439	$72,736

The accompanying notes are an integral part of the condensed consolidated financial statements.

VICURON PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2003	March 31, 2002

Revenues:
Collaborative research and development, contract services and government grants	$1,717	$1,554
License fees and milestones	41	258

Total revenues	1,758	1,812

Operating expenses:
Research and development	12,723	9,997
General and administrative	2,082	2,501
Acquired in-process research and development	94,532	—

Total operating expenses	109,337	12,498

Loss from operations	(107,579)	(10,686)

Other income (expense):
Interest income	449	345
Interest expense	(70)	(62)

Net loss	$(107,200)	$(10,403)

Net loss per share:
Basic and diluted	$(3.15)	$(0.45)

Weighted average shares	33,995	23,261

The accompanying notes are an integral part of the condensed consolidated financial statements.

VICURON PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(107,200)	$(10,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	668	314
Non-cash stock compensation expense	434	696
Acquired in-process research and development	94,532	—
Changes in operating assets and liabilities, net of effect of merger:
Employee notes receivable	—	10
Accounts receivable	(17)	—
Prepaid expenses and other current assets	3,298	578
Long-term receivables	(228)	—
Other assets	(251)	2
Accounts payable	3,027	(765)
Accrued liabilities	(978)	800
Advances received	(382)	—
Deferred revenue	(282)	(1,561)
Other long-term liabilities	25	27

Net cash used in operating activities	(7,354)	(10,302)

Cash flows from investing activities:
Purchases of marketable securities	—	(7,526)
Sales/maturities of marketable securities	18,488	13,620
Additions to property and equipment	(2,975)	(204)
Net cash and cash equivalents acquired in Biosearch merger	746	—

Net cash provided by investing activities	16,259	5,890

Cash flows from financing activities:
Proceeds from issuance of common stock	158	292
Proceeds from long-term debt	2,764	—
Repayments of long-term debt	(526)	(342)

Net cash provided by (used in) financing activities	2,396	(50)

Effect of exchange rate changes on cash and cash equivalents	96	—

Net change in cash and cash equivalents	11,397	(4,462)
Cash and cash equivalents at beginning of period	28,271	31,349

Cash and cash equivalents at end of period	$39,668	$26,887

Supplemental cash flow information:
Cash paid during the period for interest	$50	$65

Supplemental disclosure of non-cash investing activities:
Common stock and stock options issued in Biosearch merger	$236,089	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying interim financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair presentation of the results for the interim periods ended March 31, 2003 and 2002.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year or any other interim period.  These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

On March 26, 2003, the Company changed its name from Versicor Inc. to Vicuron Pharmaceuticals Inc.

2.  Basic and Diluted Net Loss per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential shares of common stock are anti-dilutive for all periods presented and therefore are excluded from the calculation of diluted net loss per share. The following potentially dilutive shares of common stock were excluded from the computation of net loss per share because their effect was anti-dilutive (in thousands):

	March 31,
	2003	2002

Shares issuable upon exercise of stock options	8,536	3,308
Shares issuable upon exercise of warrants	195	344
Shares subject to repurchase	—	5
	8,731	3,657

3.  Acquisition of Biosearch Italia S.p.A.

On February 28, 2003, Vicuron Pharmaceuticals Inc, or the Company, acquired all of the outstanding shares of Biosearch Italia S.p.A., a publicly listed company in Italy.  In connection with the acquisition, the Company issued 1.77 shares of its common stock for each outstanding share of Biosearch stock, or approximately 21.4 million shares.  The Company also issued options covering approximately 4.3 million common shares, including options issued to replace options that were held by Biosearch employees and consultants at the date of the acquisition.

Biosearch has used natural product sourcing for the discovery, development and production of novel anti-infective drugs with a primary emphasis on Europe. The acquisition will substantially enhance the Company’s capabilities with respect to discovery, pre-clinical and clinical development, and manufacturing, as well as the Company’s European market presence and effectiveness. The combined company will have substantially greater presence in two of the three major pharmaceutical markets (North

America and Europe) as well as an enhanced product portfolio for collaborations in Asia. The North American rights to the Company’s lead antibiotic product candidate, dalbavancin, have been licensed from Biosearch and by acquiring the global rights the Company will eliminate royalties and manufacturing fees in North America, acquire the full potential of dalbavancin in Europe and enhance the Company’s commercialization effectiveness for its lead antifungal drug, anidulafungin, in  Europe. As a result, the Company believes all of these benefits will increase its margin and profitability prospects for dalbavancin and anidulafungin upon regulatory approval in North America and Europe. The Company also believes that European approval can now be obtained with only a modest increase in the clinical development expenses already planned for its North American filings.

The purchase price of the acquisition is approximately $243.1 million determined as follows (in thousands):

Issuance of Vicuron shares	$232,912
Issuance of options to acquire Vicuron shares	3,177
Transaction costs	6,978
$243,067

The fair value of the Vicuron shares used in determining the purchase price was $10.97 per share based on the average closing price of Vicuron’s stock from the two days before through two days after July 31, 2002, the date of the public announcement of the merger. The fair value of the options to acquire Vicuron shares was determined using the Black-Scholes option pricing model assuming a market price of $10.30, an exercise price of $10.62, an expected average life of four years, a weighted average interest rate of 3.90%; volatility of 104%, and no expected dividends.

The acquisition was recorded as a purchase for accounting purposes and the Company’s consolidated financial statements include Biosearch’s operating results from the date of acquisition.  The purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values, including the fair value of in-process research and development and other intangibles.  The allocation of the purchase price is as follows:

Current assets	$107,595
Property, plant and equipment	24,466
In-process research and development	94,532
Identifiable intangible assets	20,786
Other assets	14,356
Current liabilities	(17,535)
Long-term liabilities	(1,133)
$243,067

The Company recorded a non-cash charge to operations in the first quarter of 2003 of $94.5 million for acquired in-process research and development.  The valuation of in-process research and development represents the estimated fair value relating to incomplete research and development projects which, at the time of the acquisition, had no alternative future use and for which technological feasibility had not been established.  The valuation of the acquired in-process research and development was based on the result of a valuation using the income approach and applying the percentage completion to risk-adjust the discount rates associated with the in-process projects.  The two significant in-process projects relate primarily to the development of a novel antibiotic to treat Gram-positive bacteria, ramoplanin, fair valued at $25.0 million and a novel second-generation glycopeptide agent, dalbavancin, fair valued at $64.0 million. These in-process projects require additional significant rigorous scientific and clinical testing expected to be completed in the second half of 2004 with cash inflows from product sales forecasted to begin in 2005. One project is estimated to be approximately 80% complete (based on cost) and the other project is approximately 45% complete (based on cost), an additional $3.0 million and $16.1 million, respectively for each project, for additional scientific research and chemical development, expenses associated with conducting clinical trials for various stages, and legal and regulatory expenses in connection with the drug approval process are projected to be required to complete the in-process projects. Both significant in-process projects are still undergoing clinical trials and have not received regulatory approval. The primary risk in completing the projects is the successful completion of the clinical testing and regulatory approval process. This process is time and research intensive and new drugs face significant challenges before they can be brought to the market. Any delay in the approval process could have significant consequences including increased costs thus jeopardizing the economic returns expected to be realized, delay in the rollout of the product with potential lower revenues due to competing products reaching the market and potential loss of credibility to the company’s scientific team.

As the fair value of the net assets acquired exceeds the purchase price paid, there is negative goodwill arising on the acquisition of $6.6 million.  This amount has been allocated to the values of property, plant and equipment and intangible assets acquired pro rata to their deemed fair values as at the acquisition date.

The identifiable intangible assets arising from the merger, after allocation of negative goodwill, total $20.8 million and represent primarily $14.2 million for Biosearch’s patents and core technology, $5.0 million for their library of microbial extracts and $1.4 million for their bioinformatics software platform.  These identifiable intangible assets have estimated useful lives of between five and ten years.

As a result of the Company’s merger with Biosearch, the Company acquired additional long-term debt relating to a loan agreement entered into by Biosearch in November 2000 with MIUR to fund certain research projects undertaken by Biosearch.  This loan matures in January 2011, and at March 31, 2003, the amount outstanding under this loan was $1.2 million.

In addition, in March 2003, the Company received proceeds of $2.8 million from a loan facility entered into by Biosearch in July 2002 with the Basilicata Region of Italy for the construction of the Company’s manufacturing plant in Pisticci.  Under the loan agreement, the Company has a total loan facility of $8.1 million (at exchange rates prevailing at March 31, 2003) of which the Company has drawn down $2.8 million.  The loan matures in 2012.

Biosearch has historically funded a portion of its operations through research grants and loan subsidies awarded by Italian and EU authorities. Under applicable law, any transfer of those grants and subsidies (including transfer by merger) requires written approval from the Italian bank authorized to make the disbursement on behalf of the government and from the appropriate Italian or EU authorities. In connection with the merger, the Company is in the process of applying for permission to transfer Biosearch’s grants and subsidies to itself.  However, as the merger has recently been completed, the Italian and EU authorities have not as yet reached an official decision on whether to approve the transfer requests. If the transfers are not approved, the Company might be required to repay some or all of the grants and subsidies received by Biosearch prior to the merger, in the aggregate amount of up to approximately $1.8 million as of March 31, 2003 and the Company may forfeit grants and subsidies awarded to Biosearch but not yet disbursed as of March 31, 2003 by the authorized bank, in the aggregate amount of up to approximately $1.1 million as of March 31, 2003 (each estimate based on exchange rates prevailing at March 31, 2003).

The following unaudited pro forma consolidated financial information has been prepared as if the acquisition of Biosearch had occurred as of January 1, 2002 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002

Revenues	$2,213	$2,295

Net loss	$(18,743)	$(13,731)

Net loss per share:
Basic and diluted	$(0.39)	$(0.31)

Weighted average shares	47,678	44,493

The unaudited pro forma consolidated financial information are not necessarily indicative of the Company’s future results of operations or the results of operations which might have occurred had the acquisition actually taken place on January 1, 2002.

4.  Stock Options – Fair Value Disclosures

The Company applies the measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees”, in accounting for its employee stock options.  Had compensation expense for options granted to employees been determined based on the fair value at the grant date as prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Information”, the Company’s net loss and net loss per share would have been as follows:

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share data)

Net loss, as reported	$(107,200)	$(10,403)

Add: stock-based emloyee compensation expense included in net loss	311	682

Less: total stock-based employee compensation, determined under fair value based method for all awards	(2,346)	(1,652)

Net loss, pro forma	$(109,235)	$(11,373)

Basic and diluted net loss per share:
As reported	$(3.15)	$(0.45)

Pro forma	$(3.21)	$(0.49)

5.  Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, ‘‘Revenue Arrangements with Multiple Deliverables.’’ EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  We believe that the adoption of this standard will have no material impact on our financial statements.

In January 2003, the FASB issued FASB Interpretation (‘‘FIN’’) No. 46, ‘‘Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.’’ FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements for the year- ended December 31, 2002 included in our Annual Report on Form 10-K previously filed with the SEC. This discussion may contain forward-looking statements that involve risks and uncertainties.  The words “believe,” “expect,” “anticipate,” “may,” “will,” or “could” and similar expressions or the negatives of these words and phrases are intended to identify forward-looking statements.  As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this document and in our Annual Report, our actual results may differ significantly from those anticipated in these forward-looking statements.

Overview

We are a biopharmaceutical company focused on the discovery, development and marketing of drugs for the treatment of serious bacterial and fungal infections, primarily in the hospital setting.  Since our inception on May 2, 1995 as a wholly-owned subsidiary of Sepracor Inc., we have devoted substantially all of our efforts to establishing our business and conducting research and development activities related to our proprietary product candidates, including anidulafungin and dalbavancin, as well as collaborative product candidates.

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

On February 28, 2003, we acquired all of the outstanding shares of Biosearch Italia S.p.A., a publicly listed company in Italy.  We issued 1.77 shares of our common stock for each outstanding share of Biosearch stock, or approximately 21.4 million shares.  We also issued options covering approximately 4.3 million common shares, including options issued to replace or assume options that were held by Biosearch employees and consultants at the time of the acquisition.

On March 26, 2003, we changed our name from Versicor Inc. to Vicuron Pharmaceuticals Inc.

Since we began our operations in May 1995, we have not generated any revenues from product sales.  In April 2003, we filed a New Drug Application, or NDA, for our lead antifungal product candidate, anidulafungin, for the treatment of esophageal candidiasis.  Anidulafungin is also currently being studied in a Phase III clinical trial for invasive candidiasis/candidemia in approximately 300 patients and has also completed enrollment in a 30 patient Phase III clinical trial for aspergillosis in combination with a liposomal amphotericin formulation.  Our lead antibiotic product candidate, dalbavancin, is in Phase III clinical trials for both complicated and uncomplicated skin and soft tissue infections, each clinical trial with approximately 550 patients, and is in a Phase II clinical trial for catheter-related bloodstream infections with approximately 90 patients.  We also have two further product candidates: ramoplanin which is being developed by Genome Therapeutics, our licensee in North America, which is in a Phase III clinical trial for the reduction of vancomycin-resistant enterococci (VRE) bloodstream infections in patients at risk and a Phase II clinical trial for the treatment of Clostridium difficle-associated diarrhea, and BI-Acne, a novel antibiotic for which we have completed a Phase I clinical trial.  We also have several lead compounds in preclinical studies.

Our revenues in the near term are expected to consist primarily of collaborative research payments, license fees and milestone payments to be received from our collaborators.  Some of these payments are dependent on achievement of specified milestones. If our development efforts result in clinical success, regulatory approval and successful commercialization of our product candidates, we will generate revenues from sales of these product candidates and from receipt of royalties on sales of these product candidates.

Our expenses have consisted primarily of costs incurred when in-licensing existing product candidates, research and development of new product candidates and in connection with our collaboration agreements, and from general and administrative costs associated with our operations and our merger with Biosearch. We expect licensing costs to increase as development milestones are achieved, and our research and development expenses to increase as we continue to develop our product candidates.  We also expect that our general and administrative expenses will increase due to our integration with Biosearch and as we add personnel, combine our operations and continue to expand our research and development operations.  We expect to incur sales and marketing expenses in the future when we establish our sales and marketing organization.

Since our inception, we have incurred significant losses. As of March 31, 2003, we had an accumulated deficit of $259.8 million including the $94.5 million write-off of acquired in-process research and development resulting from our merger with Biosearch.  Biosearch has also incurred net losses since its inception in 1996 and had an accumulated deficit of $54.8 million as at February 28, 2003.  We anticipate incurring additional losses, which may increase, for the foreseeable future, including at least through December 31, 2004.

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

Major Research and Development Projects

Our ongoing clinical trials of anidulafungin and dalbavancin are our two most significant research and development projects, comprising 37% and 22%, respectively, of our total research and development expenditure since January 1, 2001.

Anidulafungin

Anidulafungin is our lead antifungal product candidate.  We in-licensed anidulafugin from Eli Lilly pursuant to the May 1999 agreement described below.  In April 2003, we filed an NDA for anidulafungin for the treatment of esophageal candidiasis.  In addition, as of March 31, 2003, the intravenous formulation of anidulafungin is in:

•                  Phase III clinical trial for the treatment of aspergillosis, patient enrollment completed; and

•                  Phase III clinical trial for the treatment of invasive candidiasis/candidemia.

In May 1999, we obtained from Eli Lilly an exclusive worldwide license for the development and commercialization of anidulafungin.  We paid $11.0 million for the license and an additional $3.0 million for product inventory (which we have received).  As a result, we recognized $14.0 million of research and development costs in 1999.  If specified milestones are achieved on the intravenous formulation of anidulafungin in the United States and Canada, we will be obligated to make additional payments of up to $14.0 million to Eli Lilly, part of which is payable to Eli Lilly in April 2003 upon submission of the NDA.  We are also obligated to make additional payments of up to $8.0 million to Eli Lilly if specified milestones on the intravenous formulation of anidulafungin are achieved in Europe, and additional payments of up to $8.0 million if specified milestones on the intravenous formulation of anidulafungin are achieved in Japan.  We are obligated to make additional payments to Eli Lilly of up to $21.0 million if sales of an intravenous formulation of anidulafungin exceed specified targets in the United States and Canada, Europe and Japan.  In

addition, we are obligated to make royalty payments in respect of sales of any product resulting from the compound.

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

Research and development expense allocated to our anidulafungin project, expressed as a percentage of total research and development expense for the period was:

•                  26% for the three months ended March 31, 2003 compared to 37% for the three months ended March 31, 2002;

•                  42% for the year 2002 compared to 35% for the year 2001 and 12% for the year 2000; and

•                  32% in the aggregate from the inception of our company through March 31, 2003.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated to our various projects.

The goal of our anidulafungin project is to obtain marketing approval from the U.S. Food and Drug Administration, or FDA, and analogous international agencies; and we will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies.  To obtain the first of such approvals, we filed an NDA with the FDA in April 2003 for the treatment of esophageal candidiasis.  Material cash inflows relating to our anidulafungin project will not commence until after marketing approvals are obtained, and then only if anidulafungin finds acceptance in the marketplace.  To date, we have not received any revenues from product sales of anidulafungin.  Because of the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from our anidulafungin project will commence, if ever.

A failure to obtain marketing approval for anidulafungin would likely have the following results on our operations, financial position and liquidity:

•                  because our research and development projects are independent, a failure to obtain marketing approval for anidulafungin would not necessarily interrupt our development programs for dalbavancin or our other product candidates or pre-clinical compounds; however, we might reduce our development staff (unless one or more of our other product candidates is then entering late stage clinical trials, in which case we might re-assign anidulafungin staff to those projects);

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

Dalbavancin

Dalbavancin is our lead antibiotic product candidate.  As of March 31, 2003, dalbavancin is in:

•                  Phase III clinical trials for the treatment of skin and soft tissue infections; and

•                  Phase II clinical trials for the treatment of catheter-related blood stream infections.

Research and development expense allocated to our dalbavancin project, expressed as a percentage of total research and development expense for the period was:

•                  21% for the three months ended March 31, 2003 compared to 26% for the three months ended March 31, 2002;

•                  23% for the year 2002 compared to 21% for the year 2001 and 6% for the year 2000; and

•                  16% in the aggregate from the inception of our company through March 31, 2003.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated to our various projects.

The goal of our dalbavancin project is to obtain marketing approval from the FDA and analogous international agencies; and we will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies.  Before we can obtain such marketing approvals, we will need to complete pivotal Phase III clinical trials with satisfactory results and submit a NDA to the FDA.  In any case, we would not expect to file a NDA for dalbavancin until the second half of 2004, at the earliest.  We are unable to estimate the costs to completion for our dalbavancin project due to the risks surrounding the clinical trial process, including the risk that we may repeat, revise or expand the scope of our ongoing clinical trials or conduct additional clinical trials to secure marketing approvals and the additional risks listed under the caption “If clinical trials for our products are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines, which could harm our business and cause our stock price to decline.”  Material cash inflows relating to our dalbavancin project will not commence until after marketing approvals are obtained, and then only if dalbavancin finds acceptance in the marketplace.  Because of the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from our dalbavancin project will commence, if ever.

A failure to obtain marketing approval for dalbavancin would likely have the following results on our operations, financial position and liquidity:

•                  because our research and development projects are independent, a failure to obtain marketing approval for dalbavancin would not necessarily interrupt our development programs for anidulafungin or our other product candidates or pre-clinical compounds; however, we might reduce our development staff (unless one or more of our other product candidates is then entering late stage clinical trials, in which case we might re-assign dalbavancin staff to those projects);

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

Development Administration

Research and development expense comprising development administration overhead costs, expressed as a percentage of total research and development expense for the period was:

•                  17% for the three months ended March 31, 2003 compared to 11% for the three months ended March 31, 2002;

•                  12% for the year 2002 compared to 7% for the year 2001 and 15% for the year 2000; and

•                  8% in the aggregate from the inception of our company through March 31, 2003.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated to our various projects.

Other Research and Development Projects

The remaining 41% of our total research and development expenses since January 1, 2001 include 4% relating to non-cash stock compensation expense.  The remaining 37% were generated by various pre-clinical studies and drug discovery programs, including our collaborations with Pfizer and Novartis described below.

Oxazolidinones collaboration with Pfizer.  In March 1999, we entered into a collaboration agreement with Pharmacia Corporation, now Pfizer, pursuant to which we are collaborating to discover, synthesize and develop second and third generation oxazolidinone product candidates.  In connection with the collaboration, Pfizer made an equity investment in us of $3.8 million and paid us research support and license fee payments.  Under the terms of the agreement and in consideration for our research obligations, we are entitled to receive funding from Pfizer to support some of our full-time researchers.  If specified milestones are achieved, Pfizer is obligated to pay us additional payments of up to $14.0 million for each compound, a portion of which may be credited against future royalty payments to which we are entitled on the worldwide sales of any drug developed and commercialized from the collaboration.  In October 2000, Pfizer increased its funding for this collaboration by 30%, and in June 2001, we received a milestone payment for the initiation of clinical development of one of the compounds.  In July 2002, we agreed with Pfizer by amendment to extend the collaboration by an additional three years, through March 2005.  Through March 31, 2003, Pfizer has made aggregate payments to us under this collaboration agreement (excluding equity investments) of $14.8 million.

Research and development expense allocated to our collaboration with Pfizer, expressed as a percentage of total research and development expense for the period was:

•                  6% for the three months ended March 31, 2003 compared to 7% for the three months ended March 31, 2002;

•                  7% for the year 2002 compared to 10% for the year 2001 and 19% for the year 2000; and

•                  9% in the aggregate from January 1, 1999 through March 31, 2003.

The goal of our collaboration with Pfizer is to discover, synthesize and obtain marketing approval for second and third generation oxazolidinone product candidates.  We supply research product leads and other specified intellectual property to the collaboration.  The collaboration also depends upon Pfizer to develop the product candidates, to obtain marketing approval from the FDA and analogous international agencies and to manufacture and sell any products resulting from the collaboration.  Material cash inflows in the form of royalties relating to this collaboration will not commence until after marketing approvals are obtained, and then only if the product finds acceptance in the marketplace.  One product candidate resulting from the collaboration has entered into Phase I clinical trials.  In order to obtain marketing approval, Pfizer will need to complete Phase I, II and III clinical trials with satisfactory results and submit a NDA to the FDA.  Pfizer is under no obligation to continue the development of any product candidate resulting from this collaboration.  Because of this, and the substantial risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from our collaboration with Pfizer will commence, if ever.

Deformylase inhibitors collaboration with Novartis.  In March 1999, we entered into a collaboration agreement with Novartis Pharma AG pursuant to which we are collaborating to discover and develop novel deformylase inhibitors.  In connection with the collaboration, Novartis made an initial equity investment in us of $3.0 million.  We have also received a number of milestone payments from Novartis and are entitled to receive additional payments of up to $2.25 million for each compound, plus up to $13.0 million for our compounds or up to $7.25 million for Novartis compounds upon the achievement of specified milestones.  Novartis may deduct a portion of these milestone payments from the royalties it will be obligated to pay us on the worldwide sales of any drug developed and commercialized from this collaboration.  As a result of progress achieved by the collaboration, in July 2002 we agreed with Novartis by amendment to extend the collaboration by an additional year, through March 2003.  In February 2003, we further agreed with Novartis by amendment to extend the collaboration by an additional two years through March 2005.  Through March 31, 2003, Novartis has made aggregate payments to us under this agreement (excluding equity investments) of $11.1 million.

Research and development expense allocated to our collaboration with Novartis, expressed as a percentage of total research and development expense for the period was:

•                  5% for the three months ended March 31, 2003 compared to 6% for the three months ended March 31, 2002;

•                  5% for the year 2002 compared to 8% for the year 2001 and 17% for the year 2000; and

•                  8% in the aggregate from January 1, 1999 through March 31, 2003.

The goal of our collaboration with Novartis is to discover, synthesize and obtain marketing approval for deformylase inhibitor product candidates.  We are responsible for supplying research to the collaboration, according to a research plan developed by a joint research committee.  Our research obligations currently extend through March 2005.  Novartis provides us with funding to support some of our researchers on this project.  The collaboration will depend upon Novartis to conduct the development of product candidates and to obtain marketing approval from the FDA and analogous international agencies.  Material cash inflows in the form of royalties relating to this collaboration will not commence until after marketing approvals are obtained, and then only if the product finds acceptance in the marketplace.  Currently all compounds identified by the collaboration are still in pre-clinical stages.  In order to obtain marketing approval, Novartis will need to initiate and complete Phase I, II and III clinical trials with satisfactory results and submit a NDA to the FDA.  Novartis is under no obligation to continue the development of any product candidate resulting from this collaboration.  Because of this, and the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from our collaboration with Novartis will commence, if ever.

In addition to the work on deformylase inhibitors, under the collaboration agreement we have been delivering to Novartis a series of screening assays based on novel anti-bacterial targets.  For each screen that Novartis accepts as validated, we receive a milestone payment.  In August 2001 and January 2002, Novartis paid us our fourth and fifth milestone payments, respectively, as a result of our delivery of our fourth and fifth target-based screens, which we expect will be used in Novartis’ high-throughput screening laboratory to identify new anti-infectives and upon which we will be eligible for milestones and royalties

A failure by Pfizer or Novartis to pursue or obtain marketing approval for any product candidate resulting from our collaborations could have the following results on our operations, financial position and liquidity:

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

We recorded deferred stock compensation of $512,000 and $39,000 in the three months ended March 31, 2003 and 2002, respectively.  These amounts were recorded as a component of stockholders’ equity and are being amortized as charges to operations over the vesting periods of the options.  We recorded amortization of deferred stock compensation of $434,000 and $696,000 in the three months ended March 31, 2003 and 2002, respectively.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues

Revenues were $1.8 million in both the three months ended March 31, 2003 and 2002.  Revenues in 2003 consisted of $1.5 million of collaborative research and development fees from Pfizer and Novartis and $0.3 million of collaborative research and development and grant revenue from our research operations in Italy.  Revenues in 2002 consisted primarily of collaborative research and development fees from Pfizer and Novartis and a milestone payment from Novartis.

Research and Development Expenses

Research and development expenses were $12.7 million and $10.0 million in the three months ended March 31, 2003 and 2002, respectively.  The increase in expenditure is partly due to the fact that the 2003 number includes $1.2 million for Italian research costs resulting from our merger with Biosearch and also due to an increase in our development team headcount resulting in increased expenditure of $1.1 million.

General and Administrative Expenses

General and administrative expenses were $2.1 million and $2.5 million in the three months ended March 31, 2003 and 2002, respectively.  General and administrative expenses include amortization of non-cash stock compensation of $284,000 and $455,000 in the three months ended March 31, 2003 and 2002, respectively.  Other general and administrative expenses were $1.8 million for the first quarter of 2003 compared to $2.0 million for the first quarter of 2002.  The increase in expenses in the first quarter of 2003 resulting from our operations in Italy of $358,000 were more than offset by a reduction in US expenses, as a result of significant business development activities in the first quarter of 2002.

Acquired In-Process Research and Development

In the first quarter of 2003, we recorded a non cash charge to operations of $94.5 million for acquired in-process research and development resulting from our merger with Biosearch.  This amount represents the estimated fair value relating to incomplete research and development projects which, at the time of the merger, had no alternative future use and for which technological feasibility had not been established.

Other Income (Expense)

Net other income (expense) was $379,000 and $283,000 in the three months ended March 31, 2003 and 2002, respectively.  The increased income in the first quarter of 2003 from our Italian investments of $207,000 was partially offset by a reduction in our US interest income as a result of lower returns on investments during the 2003 period.

Liquidity and Capital Resources

We have funded our operations principally with the proceeds of $78.5 million from a series of nine preferred stock offerings over the period 1995 through 1999, and net proceeds of $52.7 million from our initial public offering received in August and September 2000.  In addition, in April 2002, we completed a private placement of shares of common stock to selected institutional investors from which we received net proceeds of approximately $41.9 million.  We also increased our cash and cash equivalents and unrestricted marketable securities by $99.1 million as a result of our merger with Biosearch on February 28, 2003.

As of March 31, 2003, we have also received approximately $28.9 million in payments for collaborative research, contract services and milestone payments, as well as license fees from our collaborators, including Sepracor. Of these payments, $1.4 million constitutes deferred revenue as of March 31, 2003.

We also have a $6.0 million term loan and a fully draw down $2.0 million equipment note with a commercial bank.  Proceeds from the loan were used to repay Sepracor for leasehold improvements to our facilities and for general corporate purposes. Proceeds from draw downs on the equipment note were used to finance capital expenditure. The terms of the term loan were renegotiated in January 2003 and the final payment on the loan is now due on December 31, 2004. The final note balance is also payable on December 31, 2004. Also, in January 2003, the term loan was amended to include a three-year equipment note for $1.5 million that we are able to draw down on through December 31, 2003.  The principal of this note is payable in equal installments beginning on March 31, 2004 with the final payment due on December 31, 2005.  To date, we have not drawdown on this note.

As a result of our merger with Biosearch, we acquired additional long-term debt relating to a loan agreement entered into by Biosearch in November 2000 with MIUR to fund certain research projects undertaken by Biosearch.  This loan matures in January 2011 and at March 31, 2003, the amount outstanding under this loan is $1.2 million.

In addition, in March 2003, we received proceeds of $2.8 million from a loan facility entered into by Biosearch in July 2002 with the Basilicata Region of Italy for the construction of our manufacturing plant in Pisticci.  Under the loan agreement, we have a total loan facility of $8.1 million (at exchange rates prevailing at March 31, 2003) of which we have drawn down $2.8 million.  The loan matures in 2012.

Cash used in operations was $7.4 million and $10.3 million in the three months ended March 31, 2003 and 2002, respectively.  The net loss for the first quarter of 2003 of $107.2 million was reduced for non-cash charges for acquired in-process research and development of $94.5 million resulting from our merger with Biosearch and non-cash charges for depreciation and amortization and amortization of non-cash stock compensation expense of $1.1 million.  Prepaid expenses and other current assets decreased by $3.3 million primarily due to acquisition costs paid in 2002 relating to the Biosearch merger which was only completed in 2003.  Accounts payable increased by $3.0 million primarily due to the increase in our Italian accounts payable balances in March 2003.  In the first quarter of 2002, the net loss of $10.4 million was offset by non-cash charges relating to depreciation and amortization of non-cash stock compensation expense of $1.0 million.  Deferred revenue decreased by $1.6 million due to the timing of receipts of quarterly collaborative research and development funding.

Cash provided by investing activities was $16.3 million and $5.9 million in the three months ended March 31, 2003 and 2002, respectively.  The principal source of cash in both quarters resulted from the net sale of marketable securities to fund operating losses and the mix of our investment portfolio of cash and cash equivalents and marketable securities.  The increase in capital expenditure of $2.8 million in 2003 is primarily due to the construction of our manufacturing plant in Pisticci, Italy.  In 2003, we also acquired cash and cash equivalents of $746,000, net of acquisition costs, in connection with our merger with Biosearch.

Cash provided by (used in) financing activities was $2.4 million and $(50,000) in the three months ended March 31, 2003 and 2002, respectively.  In the first quarter of 2003, we received proceeds of $2.8 million from our loan facility in Italy for the construction of our manufacturing plant.

At March 31, 2003, our cash and cash equivalents and unrestricted marketable securities totaled $145.8 million compared to $62.3 million at December 31, 2002.

We expect to have negative cash flow from operations for the foreseeable future. We expect to incur increasing research and development, and general and administrative expenses, including expenses relating to clinical development, additions to personnel, production and commercialization efforts and the integration of our operations with those of Biosearch.  Our future capital requirements will depend on a number of factors, including our success in developing markets for our products, payments received or made under collaboration agreements, the timing and outcome of regulatory approvals, the need to acquire licenses to new products or compounds, the status of competitive products and the availability of other financing.  We believe our existing cash and cash equivalents and marketable securities will be sufficient to fund our operating expenses, debt repayments and capital requirements for between the next 18 to 24 months.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, ‘‘Revenue Arrangements with Multiple Deliverables.’’ EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  We believe that the adoption of this standard will have no material impact on our financial statements.

In January 2003, the FASB issued FASB Interpretation (‘‘FIN’’) No. 46, ‘‘Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.’’ FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

RISK FACTORS

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

To date, we have not commercialized any products or recognized any revenue from product sales and none of our product candidates are approved for sale. Successful commercialization of a new drug product requires significant investment in research and development, pre-clinical testing and clinical trials, regulatory approval, and sales and marketing activities. Most of our product candidates are in early stages of development, one is being reviewed by the U.S. Food and Drug Administration, or FDA, and three are in clinical trials. Our efforts to commercialize our product candidates are subject to a variety of risks inherent in the development of biopharmaceutical products based on new technologies. These risks include the following:

•                  Pre-clinical testing and clinical trials are protracted, expensive and uncertain processes. It might take us and our collaborators several years to complete the testing process, and failure can occur at any stage of the process. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful;

•                  Any or all of our new drug marketing applications might be denied by the FDA and analogous foreign regulators;

•                  Our product candidates, even if found to be safe and effective, might be difficult to develop into commercially viable drugs or to manufacture on a large scale or might be uneconomical to market commercially;

•                  Third-party proprietary rights might preclude us from marketing our drugs;

•                  Third parties might market superior drugs or be more effective in marketing equivalent drugs; and

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

We have incurred net losses since our inception in 1995. Before deemed dividends, accretion to redemption value of our preferred stock and write-off of acquired in-process research and development, our net losses were $1.1 million in 1995, $4.8 million in 1996, $6.3 million in 1997, $12.6 million in 1998, $29.2 million in 1999, $15.3 million in 2000, $32.8 million in 2001, $48.8 million in 2002 and $12.7 million for the first three months of 2003. As of March 31, 2003, our accumulated deficit was $259.8 million including the $94.5 million write-off of acquired in-process research and development resulting from our merger with Biosearch.  Our losses to date have resulted principally from:

•                  research and development costs relating to the in-licensing and development of our product candidates, which represented approximately 82% of our aggregate operating expenses from our inception through March 31, 2003; and

•                  general and administrative costs relating to our operations, which represented approximately 18% of our aggregate operating expenses from our inception through March 31, 2003.

On February 28, we merged with Biosearch, which also has incurred net losses since its inception in 1996. Biosearch’s net losses were $23.6 million for 2000, $9.8 million for 2001 and $9.0million for 2002 and $5.4 million from January 1, 2003 through the acquisition date of February 28, 2003.  At February 28, 2003, Biosearch had an accumulated deficit of $54.8 million.  Biosearch’s losses resulted principally from:

•                  research and development costs relating to the discovery, development and manufacture of Biosearch’s product candidates, representing 79% of Biosearch’s aggregate operating expenses from January 1, 2000 through February 28, 2003.

•                  general and administrative costs relating to Biosearch’s operations, representing 25% of Biosearch’s aggregate operating expenses from January 1, 2000 through February 28, 2003; but these expenses were partially offset by amortization of negative goodwill, less losses on trading securities in the net amount of (4%) of Biosearch’s aggregate operating expenses from January 1, 2000 through February 28, 2003.

We expect to incur substantial and increasing losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting pre-clinical testing and clinical trials, and charges related to purchases of technology or other assets. We expect that our operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of collaborative arrangements, the initiation, success or failure of clinical trials, or other factors. Our company’s chances for achieving profitability will depend on numerous factors, including success in:

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

We expect that substantially all of our revenues for the foreseeable future will result from payments under collaborative arrangements. To date, these payments have taken the form of up-front payments, reimbursement for research and development expenses and milestone payments. Milestone payments to our company under collaborative arrangements are subject to significant fluctuation in both timing and amount. As a result, comparisons of our revenues and results of operations between periods might not produce meaningful indications of our progress toward commercializing one or more product candidate. Moreover, the historical revenues of Vicuron and Biosearch on a stand-alone basis might not be indicative of our future performance or of our ability to continue to achieve additional milestones and to receive additional milestone payments from our collaborators.

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

We have entered into collaborative arrangements with third parties to develop product candidates.  Additional collaborations might be necessary in order for us to fund our research and development activities and third-party manufacturing arrangements, seek and obtain regulatory approvals and successfully commercialize our existing and future product candidates. If we do not maintain our existing collaborative arrangements or do not enter into additional collaborative arrangements, the number of product candidates from which we could receive future revenues would decline. In addition, our dependence on collaborative arrangements with third parties subjects us to a number of risks, including the following:

•                  The collaborative arrangements might not be on terms favorable to us. Agreements with collaborators typically allow the collaborators significant discretion in electing whether to pursue any of the planned activities.  We cannot control the amount and timing of resources our collaborators devote to the product candidates or their prioritization of the product candidates, and our collaborators might choose to pursue alternative products;

•                  Our collaborators might also not perform their obligations as expected. Business combinations or significant changes in a collaborator’s business strategy might adversely affect a collaborator’s willingness or ability to complete its obligations to us.

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

As of March 31, 2003, we have one product candidate, anidulafungin, being reviewed by the FDA and three product candidates in clinical trials: dalbavancin in Phase III; ramoplanin in Phase III; and BI-Acne which has completed Phase I. We also have anidulafungin in Phase III for additional indications.  Patient follow-up for these clinical trials has been limited and more trials will be required before we will be able to apply for regulatory approvals.

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

As of March 31, 2003, we had 31 full-time clinical development employees in the United States and one in Italy. We expect to continue to rely on third parties, including our collaborators, clinical research organizations and outside consultants, to assist us in managing and monitoring clinical trials. If these third parties fail to perform satisfactorily under the terms of our agreements with them, clinical trials for our product candidates might be delayed or unsuccessful. Furthermore, the FDA and/or other regulatory agencies of the EU or Italy, might inspect some of our clinical investigational sites, our collaborators’ records and our facilities and files to determine if the clinical trials were conducted according to good clinical practices. If the FDA determines that our clinical trials were not in compliance with applicable requirements, we might be required to repeat the clinical trials.

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

Physicians will not recommend therapies using any of our future products until clinical data or other factors demonstrate their safety and efficacy as compared to other drugs or treatments. Even if the clinical safety and efficacy of therapies using any of our future products is established, physicians might elect not to recommend the therapies for a number of other reasons, including the possibility that the mode of administration of our future product might not be effective for their patients’ indications and location. For example, many antibiotic or antifungal products are typically administered by infusion or injection, which requires substantial cost and inconvenience to patients and might not be practical in non-hospital settings.

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

We expect to incur increasing research and development and general and administrative expenses over the next several years. Based on our current plans and assumptions, we estimate that our cash and liquid assets at March 31, 2003 will be sufficient to fund our operating losses for the next 18 to 24 months.  However, if our plans change and/or our assumptions are inaccurate, we might need to seek capital sooner than anticipated. Some of our more significant plans and assumptions relate to:

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

Other than with respect to our $1.5 million line of credit for equipment financing that we entered into in January 2003 and our Italian loan facility for the construction of our manufacturing plant, we have no committed sources of additional capital. To the extent our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds to continue the development of our product candidates. We might also seek additional funding much earlier than we would otherwise need, in order to take advantage of attractive opportunities in the capital markets.

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

Risks Related to our Recent Merger with Biosearch and International Expansion

The ongoing integration of Vicuron and Biosearch management following the recent merger will present significant challenges.

Our merger with Biosearch was only recently completed and we will face significant challenges in combining our management and internal control and disclosure systems in a timely and efficient manner. This integration will be complex and time-consuming because, among other things, our executive officers will be located in separate U.S. and Italian offices. Our U.S. management team has recently relocated from the San Francisco Bay Area to King of Prussia, Pennsylvania, while the management of our Italian operations will remain in Gerenzano, Italy. If we are unable to integrate our management and internal systems successfully, we might not achieve the anticipated potential benefits of the merger.

When Nasdaq’s currently proposed director-independence rules are adopted, compliance with both the new rules and our bylaws, as amended by the merger agreement, might require us to increase the size of our board.

We have eight directors on our board, four of whom were associated with Vicuron prior to the merger and the other four of whom were associated with Biosearch. In connection with the merger, we amended our bylaws in a manner that is intended, among other things, to maintain an even balance of legacy Vicuron directors and legacy Biosearch directors on the board for three years from the date of the completion of the merger. If we decide to add additional directors to the board during that three-year period, our bylaws effectively require us to add an even number of directors (with one-half of the additional directors proposed by the four legacy Vicuron directors and the other half proposed by the four legacy Biosearch directors) in order to maintain an equal number of legacy Vicuron and Biosearch directors on the board.

Our bylaws might make it more difficult for us to comply with Nasdaq’s recently proposed director-independence rule. Although Nasdaq’s proposed rule is still subject to change, the current version announced by Nasdaq on March 25, 2003, includes the following requirements, among others:

• Majority of Independent Directors. Nasdaq’s proposed rule will require that a majority of our board must be comprised of independent directors, and a director will not be ‘‘independent’’ if, among other disqualifications, in any of the past three years he or his non-employee family members received more than $60,000 from our company, other than for his service as a director, or if the director is a controlling shareholder or officer of an entity to which our company has made payments in excess of $200,000 or 5% of either entity’s gross revenues. We believe that two of our eight directors currently qualify as independent under the proposed standards.

• Compliance Deadline. Nasdaq’s proposed rule provides that if compliance with the new rule requires any changes to our board, we will be required to comply commencing with our 2004 annual meeting.  If the Nasdaq proposal is adopted, we will comply with the new rules in their final form. In order for a majority of our directors to be independent, we would need to (a) ask up to three of our non-independent directors to resign followed by appointment of three new independent directors and/or (b) increase the size of our board by adding up to six additional independent directors. Any increase in the size of our board or change in its membership might give rise to inefficiencies, which might cause some board actions to be delayed.

We might be required to repay some or all of the Italian and/or EU research grants and loan subsidies previously received by Biosearch and we might not qualify or be approved for new grants and subsidies.

Biosearch and its subsidiary historically funded a portion of their operations through research grants and loan subsidies awarded by Italian and EU authorities. Under applicable law, any transfer of those grants and subsidies (including transfer by merger) requires written approval from the Italian bank authorized to make the disbursement on behalf of the government and from the appropriate Italian or EU authorities. In connection with the merger, we applied for permission to transfer Biosearch’s grants and subsidies to our Italian branch. Although the merger has recently been completed, the Italian and EU authorities have not as yet reached an official decision on whether to approve our transfer requests. If the transfers are approved, we intend to apply for further permission to contribute the grants and subsidies to Vicuron Italy S.r.l., our newly-formed subsidiary in Italy. We face the risk that one or both of the transfers might not be approved, in which case we might be required to repay some or all of the grants and subsidies received by Biosearch prior to the merger, in the aggregate amount of up to approximately $1.8 million as of March 31, 2003 and we may forfeit grants and subsidies awarded to Biosearch but not yet disbursed as of March 31, 2003 by the authorized bank, in the aggregate amount of up to approximately $1.1 million as of March 31, 2003 (each estimate based on exchange rates then prevailing). Regardless of whether or not we are required to repay those grants, we anticipate that our Italian subsidiary will be eligible to apply for new research grants and subsidies from both the Italian and EU authorities. However, grants and subsidies are awarded in the discretion of those authorities and we face the risk that our Italian subsidiary might not qualify or be approved for any additional grants or subsidies in the future.

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

•                  language barriers within our company and with contractual counterparties in Italy might result in misunderstandings, improperly executed instructions and additional translation costs, and language translations themselves might lead to inaccuracies; and

•                  internal transportation and communications costs will increase in order for personnel, resources and ideas to be shared between the two countries.

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

Our operations must comply with applicable laws of and rules of the United States (including California law, Delaware corporate law and the rules and regulations of the Securities and Exchange Commission and the Nasdaq National Market), the EU legal system and the Republic of Italy (including the rules and regulations of CONSOB and Borsa Italiana, which collectively regulate companies listed on Italy’s public markets such as the Nuovo Mercato). Conducting our operations in a manner designed to comply with all applicable laws and rules will require us to allocate additional time and resource to regulatory compliance matters. For example:

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

•              under European Union data protection regulations, we are unable to send without restriction private  personal data, including many employment records and some clinical trial data, from our Italian offices to our U.S. offices; and tariffs, customs, duties, import restrictions, tax effects and other trade barriers might delay or increase the cost of relocating personnel and, if marketing approvals are obtained, commercial quantities of our products between nations.

We are subject to risks resulting from fluctuations in the exchange rate of the dollar relative to the euro, which could cause costs to be greater than we expect and introduce additional volatility in our reported quarterly results.

As a result of the recently completed merger, we are exposed to risks associated with foreign currency transactions insofar as we might desire to use dollars to make contract payments denominated in euros or vice versa. As the net positions of our unhedged foreign currency transactions fluctuates, our earnings might be negatively affected. In addition, we are exposed to risks associated with the translation of euro-denominated financial results and accounts into U.S. dollars. Although our reporting currency remains the U.S. dollar, a portion of our consolidated revenues and costs now arise in euros, which we restate in dollars for purposes of financial reporting.  In addition, the reported carrying value of our euro-denominated assets and liabilities will be affected by fluctuations in the value of the U.S. dollar as compared to the euro. Accordingly, changes in the value of the U.S. dollar relative to the euro might have an adverse effect on our reported results of operations and financial condition, and fluctuations in exchange rates might introduce additional volatility in our reported results and accounts from period to period.

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

Manufacturing facilities are required to comply with FDA Good Manufacturing Practice regulations. Even facilities outside the United States must comply with these regulations if the manufactured products will be sold in the United States. Good Manufacturing Practice regulations include requirements relating to quality control and quality assurance as well as to maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before we can use them in commercial manufacturing of our products. Comparable Good Manufacturing Practice regulations also apply in the EU, Italy and other foreign countries. Our contract manufacturers and our manufacturing subsidiary might not be able to comply with the applicable Good Manufacturing Practice requirements and other FDA or other EU, Italian or foreign regulatory agencies’ regulatory requirements.

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

•                  if dalbavancin receives FDA and international marketing approval, it will face competition from commercially available drugs such as vancomycin (marketed generically by several manufacturers), teicoplanin (marketed as Targocid by Aventis only outside of the United States), linezolid (marketed as Zyvox by Pfizer) and quinupristin/dalfopristin (marketed as Synercid by Aventis), and drug candidates in clinical development such as daptomycin (expected to be marketed as Cidecin by Cubist), which is currently being reviewed by the FDA; and

•                  if ramoplanin receives FDA and international marketing approval, it will face competition from commercially available drugs such as oral vancomycin (marketed generically by several manufacturers) as well as drugs focused on the treatment (as opposed to prevention) of bloodstream vancomycin-resistant enterocci infections in hospitalized patients, such as linezolid (marketed as Zyvox by Pfizer) and quinupristin/dalfopristin (marketed as Synercid by Aventis).

Our future products, if any, might also compete with new products currently under development or developed by others in the future.

Many of our potential competitors, either alone or together with their collaborators, have substantially greater financial resources and larger research and development and marketing teams than we do. In addition, many of these competitors, either alone or together with their collaborators, have significantly greater experience than we do in developing, manufacturing and marketing products. As a result, these competitors’ products might come to market sooner or might prove to be more effective, to be less expensive, to have fewer side effects or to be easier to administer than ours. In any such case, sales of our eventual products would likely suffer and we might never recoup the significant investments we are making to develop these product candidates.

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

We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that our intellectual property is covered by valid and enforceable patents or is effectively maintained as a trade secret. Based on information available as of March 31, 2003, we have 34 issued U.S. patents and 12 U.S. patent applications, 429 foreign patents and 87 foreign patent applications. Our license agreement with Eli Lilly with respect to anidulafungin covers 14 U.S. patents, 12 U.S. patent applications, 71 foreign patents and 125 foreign patent applications. Our collaborative agreement with Pfizer with respect to the development of oxazolidinones includes three U.S. patents and four U.S. patent applications. Our collaborative agreement with Novartis includes three U.S. patent applications.  We also acquired 452 additional patents and 96 patent applications as a result of our recent merger with Biosearch.

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

Research has been conducted for many years in the areas in which we focus our research and development efforts. This has resulted in a substantial number of issued patents and an even larger number of still-pending patent applications. Patent applications in the United States are, in most cases, maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Our commercial success will depend significantly on an ability to operate without infringing the patents and other intellectual property rights of third parties. However, our technologies might infringe the patents or violate other intellectual property rights of third parties without our knowledge. In the event an infringement claim is brought against us, we might be required to pay legal and other expenses to defend such a claim and, if our defense is unsuccessful, we might be prevented from pursuing product development and commercialization and might be subject to damage awards.

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

In both domestic and foreign markets, our sales of any future products will depend in part upon the availability of reimbursement from third-party payors. Such third-party payors include government health administration authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price, and examining the cost effectiveness, of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development. Domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. For example, in some foreign markets, the government controls prescription pharmaceuticals’ pricing and profitability. In the United States, we expect that there will continue to be federal and state proposals to implement similar governmental control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on pharmaceutical product pricing.  Cost control initiatives could decrease the price that we would receive for any products in the future, which would limit our revenues and profitability. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals might change before our proposed products are approved for marketing.  Adoption of such legislation could further limit reimbursement for pharmaceuticals.

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

Risks Related to the Securities Markets

Our stock price has been and is likely to continue to be volatile, and could suffer a decline in value.

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

•                  new regulatory legislation adopted in the United States or abroad; and

•                  sales of our common stock.

In addition, the stock market in general, and the Nasdaq National Market, the Nuovo Mercato and the market for biotechnology and pharmaceutical stocks in particular, have experienced significant price and volume fluctuations. Over the 52-week period ending April 30, 2003, the market price of Vicuron common stock as reported on the Nasdaq National Market ranged from a high of $14.10 to a low of $7.85. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors might seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

Our exposure to interest rate risk relates to our cash and cash equivalents and marketable securities as well as our loans and notes with commercial banks.  Our marketable securities are subject to interest rate risk and could decline in value if interest rates fluctuate.  However, due to the conservative and short-term nature of these investments, such exposure is limited.  Our borrowings are also exposed to interest rate risk as the majority of our debt is based on variable interest rates.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our cash and cash equivalents and marketable securities (in thousands):

	2003	2004	2005	2006

Cash and cash equivalents	$39,668	$—	$—	$—
Average interest rate	1.51%	—	—	—

Marketable securities	$105,429	$6,046	$105	$336
Average interest rate	2.38%	2.74%	3.30%	4.00%

Our cash and cash equivalents and marketable securities have increased substantially since December 31, 2002 as a result of our recent merger with Biosearch.

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

Exchange Rates

As a result of our recent merger with Biosearch, we are exposed to risks resulting from fluctuations in the exchange rate of the dollar relative to the euro.  A portion of our consolidated revenues and costs now arise in euros.  To manage this risk, we intend to maintain a portion of our cash and cash equivalents and marketable securities denominated in euros.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 8, 2000, we sold 4,600,000 shares of common stock at $11 per share in an initial public offering and on September 7, 2000, the underwriters executed an overallotment option and purchased an additional 690,000 shares of common stock at $11.  We received net proceeds from the initial public offering and the overallotment of approximately $52.7 million.  The net proceeds are being used for the clinical development of our two product candidates, anidulafungin and dalbavancin, as well as for general corporate and working capital purposes.

On April 9, 2002, we completed a private placement of 2,993,800 shares of our common stock to selected institutional investors for gross proceeds of $44.9 million.  The private placement was conducted pursuant to an exception under Rule 506 of Regulation D of the Securities Act.  These shares were subsequently registered with the SEC.

On February 28, 2003, we issued approximately 21.4 million shares to acquire all of the outstanding shares of Biosearch Italia S.p.A.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The exhibits listed on the Exhibit List, which appears below following the signature page, are included or incorporated by reference in this Quarterly Report.

Reports on Form 8-K

On March 3, 2003, we filed a Form 8-K announcing the completion of our merger with Biosearch.

On March 17, 2003, we filed a Form 8-K attaching the conference call script for a presentation made by management regarding our Phase III trial results with anidulafungin for esophageal canididiasis.

On March 26, 2003, we filed a Form 8-K reporting the change of our name from Versicor Inc. to Vicuron Pharmaceuticals Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICURON PHARMACEUTICALS INC.

Date: May 15, 2003	/s/ GEORGE F. HORNER III
George F. Horner III
President and Chief Executive Officer (Principal Executive Officer and Accounting Officer)

Date: May 15, 2003	/s/ DOV A. GOLDSTEIN, M.D.
Dov A. Goldstein, M.D.
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, George F. Horner III, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Vicuron Pharmaceuticals Inc.;

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

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ GEORGE F. HORNER III
George F. Horner III
President and Chief Executive Officer

I, Dov A. Goldstein, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Vicuron Pharmaceuticals Inc.;

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

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ DOV A. GOLDSTEIN, M.D.
Dov A. Goldstein, M.D.
Vice President, Finance and Chief Financial
Officer

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-K for fiscal year 2002 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description

2.1           Agreement and Plan of Merger, dated as of July 30, 2002, by and between Vicuron Pharmaceuticals Inc. and Biosearch Italia, S.p.A. (the body of the agreement was previously attached as Exhibit 2.1 to Vicuron’s current report on Form 8-K, which was filed with the SEC on July 31, 2002 and is incorporated by reference herein)

2.2 First Amendment to Agreement and Plan of Merger entered into on August 14, 2002, by and between Vicuron Pharmaceuticals Inc. and Biosearch Italia S.p.A. (3)

2.3 Second Amendment to Agreement and Plan of Merger entered into on October 29, 2002, by and between Vicuron Pharmaceuticals Inc. and Biosearch Italia S.p.A. (3)

3.1 Fourth Amended and Restated Certificate of Incorporation of Vicuron Pharmaceuticals Inc. (1)

3.2           Certificate of Amendment and Restatement of the Certificate of Designations of Vicuron Pharmaceuticals Inc. (previously attached as Exhibit 3.1 to Vicuron’s current report on Form 8-K, which was filed with the SEC on July 11, 2001 and is incorporated herein by reference)

3.3 Certificate of Merger relating to the merger of Biosearch Italia S.p.A. with and into Vicuron Pharmaceuticals Inc. (4)

3.4           Certificate of Ownership and Merger Merging Vicuron Pharmaceuticals Inc. into Versicor Inc. (previously attached as Exhibit 3.1 to Vicuron’s current report on Form 8-K, which was filed with the SEC on March 26, 2003 and is incorporated herein by reference)

3.5 Amended and Restated Bylaws of Vicuron Pharmaceuticals Inc., as currently in effect (4)

4.1 Form of Common Stock Certificate (1)

4.2 Warrant for the Purchase of Shares of Common Stock dated as of March 10, 1997, by and between Genome Therapeutics, Inc. and Vicuron Pharmaceuticals Inc. (1)

4.3 Form of Warrant for the Purchase of Shares of Series F Preferred Stock dated as of June 25, 1999(1)

4.4 Second Amended and Restated Investors’ Rights Agreement (1)

4.5           Shareholder Rights Agreement by and between Vicuron Pharmaceuticals Inc. and American Stock Transfer & Trust Company, as Rights Agent, dated June 28, 2001 (previously attached as Exhibit 4.1 to Vicuron’s current report on Form 8-K, which was filed with the SEC on July 11, 2001 and is incorporated herein by reference)

4.6           First Amendment to Shareholder Rights Agreement, dated as of July 30, 2002, by and between Vicuron Pharmaceuticals Inc. and American Stock Transfer & Trust Company, as Rights Agent (previously attached as Exhibit 4.1 to Vicuron’s current report on Form 8-K, which was filed with the SEC on July 31, 2002 and is incorporated by reference herein)

4.7           Registration Rights Agreement dated as of April 8, 2002, by and between Vicuron Pharmaceuticals Inc. and the Purchasers listed on Schedule A attached thereto (previously attached as Exhibit 4.1 to Vicuron’s current report on Form 8-K, which was filed with the SEC on April 10, 2002 and is incorporated by reference herein)

9.1 Letter Agreement dated as of February 28, 2003, by and between Vicuron Pharmaceuticals Inc. and Monte Titoli S.p.A. (4)

10.1 Form of Indemnity Agreement (4)

99.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002(4)

(1) Filed as an exhibit to Vicuron’s registration statement on Form S-1 (No. 333-33022) as amended, effective August 2, 2000, and incorporated herein by reference.

(2) Filed as an exhibit to Vicuron’s Annual Report on Form 10-K, filed April 2, 2001, and incorporated herein by reference.

(3) Filed as an exhibit to Vicuron’s registration statement on Form S-4 (No. 333-98935) as amended, effective November 5, 2002, and incorporated herein by reference.

(4) Filed herewith.