Form 10-Q
period 2003-09-30
VICURON PHARMACEUTICALS INC
filed 2003-11-14
CIK 1052547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2003

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

On November 3, 2003, there were 53,859,205 common shares outstanding of the registrant’s only class of common stock.

The Exhibit Index begins on page 36.

VICURON PHARMACEUTICALS INC.

Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2003

PART I – FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VICURON PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$124,063	$28,271
Marketable securities	48,978	34,034
Accounts receivable, net	5,152	—
Prepaid expenses and other current assets	9,199	5,451

Total current assets	187,392	67,756
Property, plant and equipment	34,687	4,875
Intangible assets, net	21,562	—
Long-term receivables	9,670	—
Long-term marketable securities—restricted	6,740	—
Other assets	335	105

Total assets	$260,386	$72,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,321	$6,491
Accrued liabilities	12,797	11,098
Current portion of long-term debt	1,785	3,500
Current portion of deferred revenue	555	1,519

Total current liabilities	29,458	22,608

Long-term debt, less current portion	5,197	698
Deferred revenue, less current portion	1,989	500
Other long-term liabilities	336	264

Total liabilities	36,980	24,070

Stockholders’ equity:
Common stock	54	26
Additional paid-in capital	518,369	202,365
Deferred stock compensation	(785)	(1,171)
Accumulated other comprehensive income	10,341	65
Accumulated deficit	(304,573)	(152,619)

Total stockholders’ equity	223,406	48,666

Total liabilities and stockholders’ equity	$260,386	$72,736

The accompanying notes are an integral part of the condensed consolidated financial statements.

VICURON PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenues:
Collaborative research and development, contract services and government grants	$2,173	$1,519	$6,054	$4,563
License fees and milestones	626	—	784	258

Total revenues	2,799	1,519	6,838	4,821

Operating expenses:
Research and development	18,113	12,745	55,996	34,810
General and administrative	4,164	2,143	9,886	6,680
Acquired in-process research and development	—	—	94,532	—

Total operating expenses	22,277	14,888	160,414	41,490

Loss from operations	(19,478)	(13,369)	(153,576)	(36,669)
Other income (expense):
Investment income	607	399	1,777	1,180
Interest expense	(43)	(64)	(155)	(188)

Net loss	$(18,914)	$(13,034)	$(151,954)	$(35,677)

Net loss per share:
Basic and diluted	$(0.36)	$(0.49)	$(3.38)	$(1.41)

Weighted average shares	52,799	26,353	44,903	25,217

The accompanying notes are an integral part of the condensed consolidated financial statements.

VICURON PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(151,954)	$(35,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,440	945
Non-cash stock compensation expense	1,437	1,851
Acquired in-process research and development	94,532	—
Changes in operating assets and liabilities, net of effect of merger:
Employee notes receivable	—	13
Accounts receivable	(1,622)	—
Prepaid expenses and other current assets	2,329	(292)
Long-term receivables	(1,130)	—
Other assets	225	(10)
Accounts payable	(3,581)	(858)
Accrued liabilities	2,573	2,838
Deferred revenue	(904)	(926)
Other long-term liabilities	72	69

Net cash used in operating activities	(54,583)	(32,047)

Cash flows from investing activities:
Purchases of marketable securities	(49,620)	(31,816)
Sales/maturities of marketable securities	127,491	27,328
Additions to property and equipment	(11,229)	(617)
Net cash and cash equivalents acquired in Biosearch merger	772	—

Net cash provided by (used in) investing activities	67,414	(5,105)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	78,886	42,298
Proceeds from long-term debt	2,693	491
Repayments of long-term debt	(1,574)	(1,072)

Net cash provided by financing activities	80,005	41,717

Effect of exchange rate changes on cash and cash equivalents	2,956	—

Net change in cash and cash equivalents	95,792	4,565

Cash and cash equivalents at beginning of period	28,271	31,349

Cash and cash equivalents at end of period	$124,063	$35,914

Supplemental cash flow information:
Cash paid during the period for interest	$159	$187

Supplemental disclosure of non-cash investing activities:
Common stock and stock options issued in Biosearch merger	$236,089	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the interim periods ended September 30, 2003 and 2002.

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

On March 26, 2003, as a result of the merger, the Company changed its name from Versicor Inc. to Vicuron Pharmaceuticals Inc.

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

	September 30,
	2003	2002
Shares issuable upon exercise of stock options	9,082	3,541
Shares issuable upon exercise of warrants	195	271
Shares subject to repurchase	—	1

	9,277	3,813

3. Merger with Biosearch Italia S.p.A.

On February 28, 2003, Vicuron Pharmaceuticals Inc., or the Company, acquired all of the outstanding shares of Biosearch Italia S.p.A., a publicly listed company in Italy. In connection with the merger transaction, the Company issued 1.77 shares of its common stock for each outstanding share of Biosearch stock, or approximately 21.4 million shares. The Company also issued options covering approximately 4.3 million common shares, including options issued to replace options that were held by Biosearch employees and consultants at the date of the transaction.

Biosearch has used natural product sourcing for the discovery, development and production of novel anti-infective drugs with a primary emphasis on Europe. The merger transaction substantially enhances the Company’s capabilities with respect to discovery, pre-clinical development, and manufacturing, as well as the Company’s European market presence and effectiveness. The combined company has substantially greater presence in two of the three major pharmaceutical markets (North

America and Europe) as well as an enhanced product portfolio for collaborations in Asia. The North American rights to the Company’s lead antibiotic product candidate, dalbavancin, had been previously licensed from Biosearch and, by acquiring the global rights, the Company eliminated the royalties and manufacturing fees in North America, acquired the full potential of dalbavancin in Europe and enhanced the Company’s commercialization effectiveness for its lead antifungal drug, anidulafungin, in Europe. As a result, the Company believes all of these benefits will increase its margin and profitability prospects for dalbavancin and anidulafungin upon regulatory approval in North America and Europe. The Company also believes that European approval can now be obtained with only a modest increase in the clinical development expenses already planned for its North American filings.

The purchase price of the merger transaction was approximately $243.1 million, determined as follows (in thousands):

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

The transaction was recorded as a purchase for accounting purposes and the combined companies’ consolidated financial statements include Biosearch’s operating results from the date of the closing of the transaction. The purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values, including the fair value of in-process research and development and other intangibles. The allocation of the purchase price was as follows:

Current assets	$107,595
Property, plant and equipment	24,466
In-process research and development	94,532
Identifiable intangible assets	20,786
Other assets	14,356
Current liabilities	(17,535)
Long-term liabilities	(1,133)

$243,067

The Company recorded a non-cash charge to operations in the first quarter of 2003 of $94.5 million for acquired in-process research and development. The valuation of in-process research and development represents the estimated fair value relating to incomplete research and development projects which, at the time of the transaction, had no alternative future use and for which technological feasibility had not been established. The valuation of the acquired in-process research and development was based on the result of a valuation using the income approach and applying the percentage completion to risk-adjust the discount rates associated with the in-process projects. The two significant in-process projects relate primarily to the development of a novel antibiotic to treat Gram-positive bacteria, ramoplanin and a novel second-generation glycopeptide agent, dalbavancin.

Both significant in-process projects are still undergoing clinical trials and have not received regulatory approval. The primary risk in completing the projects is the successful completion of the clinical testing and regulatory approval process. This process is time and research intensive and new drugs face significant challenges before they can be brought to the market. Any delay in the approval process could have significant consequences, including increased costs, thus jeopardizing the economic returns expected to be realized, delay in the rollout of the product with potential lower revenues due to competing products reaching the market and potential loss of credibility to the company’s scientific team.

Current assets included $90.3 million in marketable securities.

As the fair value of the net assets acquired exceeds the purchase price paid, there is negative goodwill arising on the transaction of $6.6 million. This amount has been allocated to the values of property, plant and equipment and intangible assets acquired pro rata to their deemed fair values as of the transaction date.

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

As a result of the Company’s merger with Biosearch, the Company acquired additional long-term debt relating to a loan agreement entered into by Biosearch in November 2000 with the Ministero Istruzione Università Ricerca, or MIUR, to fund certain research projects undertaken by Biosearch. This loan matures in January 2011, and at September 30, 2003, the amount outstanding under this loan was $1.2 million.

In addition, in March 2003, the Company received net proceeds of $2.8 million from a loan facility entered into by Biosearch in July 2002 with the Basilicata Region of Italy for the construction of the Company’s manufacturing plant in Pisticci. Pursuant to the loan agreement, the Company has a total loan facility of $8.6 million (at exchange rates prevailing at September 30, 2003) of which the Company has drawn down $2.9 million. The loan matures in 2012.

Biosearch historically funded a portion of its operations through research grants and loan subsidies awarded by Italian and EU authorities. Under applicable law, any transfer of those grants and subsidies (including transfer by merger) requires written approval from the Italian bank authorized to make the disbursement on behalf of the government and from the appropriate Italian or EU authorities. In connection with the merger, the Company is in the process of applying for permission to transfer Biosearch’s grants and subsidies to itself. If the transfers are not approved, the Company might be required to repay some or all of the grants and subsidies received by Biosearch prior to the merger, in the aggregate amount of up to approximately $1.9 million as of September 30, 2003 and the Company may forfeit grants and subsidies awarded to Biosearch but not yet disbursed as of September 30, 2003 by the authorized bank, in the aggregate amount of up to approximately $1.2 million as of September 30, 2003 (each estimate is based upon exchange rates prevailing at September 30, 2003).

The following unaudited pro forma consolidated financial information has been prepared as if the merger with Biosearch had occurred as of January 1, 2002 (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2003	2002
Revenues	$8,216	$7,155

Net loss	$(63,481)	$(44,980)

Net loss per share:
Basic and diluted	$(1.28)	$(0.96)

Weighted average shares	49,414	46,741

The unaudited pro forma consolidated financial information are not necessarily indicative of the Company’s future results of operations or the results of operations which might have occurred had the merger actually taken place on January 1, 2002.

4. Stock Options – Fair Value Disclosures

The Company applies the measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees”, in accounting for its employee stock options. Had compensation expense for options granted to employees been determined based on the fair value at the grant date as prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Information,” the Company’s net loss and net loss per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net Loss, as reported	$(18,914)	$(13,034)	$(151,954)	$(35,677)
Add: stock-based employee compensation expense included in net loss	259	619	831	1,921
Less: total stock-based employee compensation, determined under fair value based method for all awards	(4,908)	(2,338)	(11,970)	(6,279)

Net loss pro forma	$(23,563)	$(14,753)	$(163,093)	$(40,035)

Basic and diluted net loss per share: As reported	$(0.36)	$(0.49)	$(3.38)	$(1.41)

Pro forma	$(0.45)	$(0.56)	$(3.63)	$(1.59)

5. Comprehensive Loss

For the three and nine month periods ended September 30, 2003 and 2002, the components of total comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(18,914)	$(13,034)	$(151,954)	$(35,677)
Foreign currency translation adjustment	1,876	—	10,239	—
Unrealized gain (loss) on investments	47	30	(37)	(26)

Other comprehensive loss	1,923	30	10,202	(26)

Comprehensive loss	$(16,991)	$(13,004)	$(141,752)	$(35,703)

6. Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, ‘‘Revenue Arrangements with Multiple Deliverables.’’ EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). The Statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity must be classified and measured. SFAS No. 150 requires that a financial instrument that is within its scope be classified as a liability, or an asset in some circumstances. Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any financial instruments with characteristics of both liabilities and equity.

ITEM 2 . MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements for the year-ended December 31, 2002 included in our Annual Report on Form 10-K/A previously filed with the SEC. This discussion may contain forward-looking statements that involve risks and uncertainties. The words “believe,” “expect,” “anticipate,” “may,” “will,” or “could” and similar expressions or the negatives of these words and phrases are intended to identify forward-looking statements. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this document and in our Annual Report, our actual results may differ significantly from those anticipated in these forward-looking statements.

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

On February 28, 2003, we acquired all of the outstanding shares of Biosearch Italia S.p.A., a publicly listed company in Italy. We issued 1.77 shares of our common stock for each outstanding share of Biosearch stock, or approximately 21.4 million shares. We also issued options covering approximately 4.3 million common shares, including options issued to replace or assume options that were held by Biosearch employees and consultants at the time of the transaction.

On March 26, 2003, we changed our name from Versicor Inc. to Vicuron Pharmaceuticals Inc.

On July 17, 2003, we sold 6,000,000 shares of our common stock at $13.85 per share in a public offering. We received net proceeds of $77.8 million.

Since we began our operations in May 1995, we have not generated any revenues from product sales. In April 2003, we filed a New Drug Application, or NDA, for our lead antifungal product candidate, anidulafungin, for the treatment of esophageal candidiasis which was accepted for review by the FDA in June 2003. Anidulafungin is also currently being studied in a Phase III clinical trial for invasive candidiasis/candidemia in up to 300 patients and has also completed enrollment in a 30 patient Phase III clinical trial for aspergillosis in combination with a liposomal amphotericin formulation. Our lead antibiotic product candidate, dalbavancin, is in Phase III clinical trials for both complicated and uncomplicated skin and soft tissue infections, each clinical trial with approximately 550 patients, and completed enrollment of a Phase II clinical trial for catheter-related bloodstream infections. In addition, in early October 2003 we initiated a Phase III clinical trial, which will include up to 150 patients to evaluate the safety and efficacy of dalbavancin, relative to vancomycin, one of the current standards of care for the treatment of skin and soft tissue infections. We also have two further product candidates: ramoplanin which is being developed by Genome Therapeutics, our licensee in North America, which is in a Phase III clinical trial for the reduction of vancomycin-resistant enterococci (VRE) bloodstream infections in patients at risk and a Phase II clinical trial for the treatment of Clostridium difficle-associated diarrhea; and VIC-Acne, a novel antibiotic for which we have completed a Phase I clinical trial. We also have several lead compounds in preclinical studies.

Our revenues in the near term are expected to consist primarily of collaborative research payments, license fees and milestone payments to be received from our collaborators. Some of these payments are dependent on the achievement of specified milestones. If our development efforts result in clinical success, regulatory approval and successful commercialization of our product candidates, we will generate revenues from sales of these product candidates and from receipt of royalties on sales of these product candidates.

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

Since our inception we have incurred significant losses. As of September 30, 2003, we had an accumulated deficit of $304.6 million, including the $94.5 million write-off of acquired in-process research and development resulting from our merger with Biosearch. Biosearch has also incurred net losses since its inception in 1996 and had an accumulated deficit of $54.8 million as at February 28, 2003. We anticipate incurring additional losses, which may increase for the foreseeable future, including at least through December 31, 2004.

We have a limited history of operations. We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including payments made or received pursuant to licensing or collaboration agreements, the progress of our research and development efforts, and the timing and outcome of regulatory approvals. Our limited operating history makes predictions of future operations difficult or impossible.

Major Research and Development Projects

Our ongoing clinical trials of anidulafungin and dalbavancin are our two most significant research and development projects, comprising 33% and 25%, respectively, of our total research and development expenditure since January 1, 2001.

Anidulafungin

Anidulafungin is our lead antifungal product candidate. We in-licensed anidulafungin from Eli Lilly pursuant to the May 1999 agreement described below. In April 2003, we filed an NDA for anidulafungin for the treatment of esophageal candidiasis. In addition, as of September 30, 2003, the intravenous formulation of anidulafungin is in:

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

Research and development expense allocated to our anidulafungin project, expressed as a percentage of total research and development expense for the period was:

•	23% for the nine months ended September 30, 2003 compared to 46% for the nine months ended September 30, 2002;

•	42% for the year 2002 compared to 35% for the year 2001 and 12% for the year 2000; and

•	30% in the aggregate from the inception of our company through September 30, 2003.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated to our various projects.

The goal of our anidulafungin project is to obtain marketing approval from the U.S. Food and Drug Administration, or FDA, and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. To obtain the first of such approvals, we filed an NDA with the FDA in April 2003 for the treatment of esophageal candidiasis which was accepted by the FDA for review in June 2003. Material cash inflows relating to our anidulafungin project will not commence until after marketing approvals are obtained, and then only if anidulafungin finds acceptance in the marketplace. To date, we have not received any revenues from product sales of anidulafungin. Because of the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from our anidulafungin project will commence, if ever.

A failure to obtain marketing approval for anidulafungin would likely have the following results on our operations, financial position and liquidity:

•	because our research and development projects are independent, a failure to obtain marketing approval for anidulafungin would not necessarily interrupt our development programs for dalbavancin or our other product candidates or pre-clinical compounds; however, we might reduce our development staff (unless one or more of our other product candidates is then entering late stage clinical trials, in which case we might re-assign anidulafungin staff to those projects);

•	we would be relieved of our contingent obligation to make further milestone payments and royalty payments to Eli Lilly;

•	we would not earn any sales revenue from anidulafungin, which would increase the likelihood that we would need to obtain additional financing for our other development efforts; and

•	our reputation among investors might be harmed, which might make it more difficult for us to obtain equity capital on attractive terms or at all.

Dalbavancin

Dalbavancin is our lead antibiotic product candidate. As of September 30, 2003, dalbavancin is in:

•	Phase III clinical trials for the treatment of skin and soft tissue infections; and

•	Phase II clinical trial for the treatment of catheter-related blood stream infections, enrollment completed.

In addition, in early October 2003 we initiated a Phase III clinical trial to evaluate the safety and efficacy of dalbavancin versus vancomycin, one of the current standards of care for the treatment of skin and soft tissue infections.

Research and development expense allocated to our dalbavancin project, expressed as a percentage of total research and development expense for the period was:

•	28% for the nine months ended September 30, 2003, compared to 18% for the nine months ended September 30, 2002;

•	23% for the year 2002, compared to 21% for the year 2001 and 6% for the year 2000; and

•	19% in the aggregate from the inception of our company through September 30, 2003.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated to our various projects.

The goal of our dalbavancin project is to obtain marketing approval from the FDA and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before we can obtain such marketing approvals, we will need to complete pivotal Phase III clinical trials with satisfactory results and submit a NDA to the FDA. In any case, we would not expect to file a NDA for dalbavancin until the second half of 2004, at the earliest. We are unable to estimate the costs to completion for our dalbavancin project due to the risks surrounding the clinical trial process, including the risk that we may repeat, revise or expand the scope of our ongoing clinical trials or conduct additional clinical trials to secure marketing approvals and the additional risks listed under the caption “Risk Factors—Risk Related to Our Business.” If clinical trials for our products are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines, which could harm our business and cause our stock price to decline. Material cash inflows relating to our dalbavancin project will not commence until after marketing approvals are obtained, and then only if dalbavancin finds acceptance in the marketplace. Because of the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from our dalbavancin project will commence, if ever.

A failure to obtain marketing approval for dalbavancin would likely have the following results on our operations, financial position and liquidity:

•	because our research and development projects are independent, a failure to obtain marketing approval for dalbavancin would not necessarily interrupt our development programs for anidulafungin or our other product candidates or pre-clinical compounds, however, we might reduce our development staff (unless one or more of our other product candidates is then entering late stage clinical trials, in which case we might re-assign dalbavancin staff to those projects);

•	we would not earn any sales revenue from dalbavancin, which would increase the likelihood that we would need to obtain additional financing for our other development efforts; and

•	our reputation among investors might be harmed, which might make it more difficult for us to obtain equity capital on attractive terms or at all.

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

Development Administration

Research and development expense comprising development administration overhead costs, expressed as a percentage of total research and development expense for the period was:

•	14% for the nine months ended September 30, 2003, compared to 12% for the nine months ended September 30, 2002;

•	12% for the year 2002, compared to 7% for the year 2001 and 15% for the year 2000; and

•	9% in the aggregate from the inception of our company through September 30, 2003.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated to our various projects.

Other Research and Development Projects

The remaining research and development projects were generated by various pre-clinical studies and drug discovery programs, including our collaborations with Pfizer and Novartis described below.

Oxazolidinones collaboration with Pfizer. In March 1999, we entered into a collaboration agreement with Pharmacia Corporation, now Pfizer, pursuant to which we are collaborating to discover, synthesize and develop second and third generation oxazolidinone product candidates. In connection with the collaboration, Pfizer made an equity investment in us of $3.8 million and paid us research support and license fee payments. Under the terms of the agreement and in consideration for our research obligations, we are entitled to receive funding from Pfizer to support some of our full-time researchers. If specified milestones are achieved, Pfizer is obligated to pay us additional payments of up to $14.0 million for each compound, a portion of which may be credited against future royalty payments to which we are entitled on the worldwide sales of any drug developed and commercialized from the collaboration. In October 2000, Pfizer increased its funding for this collaboration by 30%, and in June 2001, we received a milestone payment for the initiation of clinical development of one of the compounds. In July 2002, pursuant to an amendment to the collaboration agreement, we agreed to extend the collaboration by an additional three years, through March 2005. Through September 30, 2003, Pfizer has made aggregate payments to us under this collaboration agreement (excluding equity investments) of $15.7 million.

Research and development expense allocated to our collaboration with Pfizer, expressed as a percentage of total research and development expense for the period was:

•	5% for the nine months ended September 30, 2003, compared to 5% for the nine months ended September 30, 2002;

•	7% for the year 2002 compared to 10% for the year 2001 and 19% for the year 2000; and

•	8% in the aggregate from January 1, 1999 through September 30, 2003.

The goal of our collaboration with Pfizer is to discover, synthesize and obtain marketing approval for second and third generation oxazolidinone product candidates. We supply research product leads and other specified intellectual property to the collaboration. The collaboration also depends upon Pfizer to develop the product candidates, to obtain marketing approval from the FDA and analogous international agencies and to manufacture and sell any products resulting from the collaboration. Material cash inflows in the form of royalties relating to this collaboration will not commence until after marketing approvals are obtained, and then only if the product finds acceptance in the marketplace. One product candidate resulting from the collaboration has entered into Phase I clinical trials. In order to obtain marketing approval, Pfizer will need to complete Phase I, II and III clinical trials with satisfactory results and submit a NDA to the FDA. Pfizer is under no obligation to continue the development of any product candidate resulting from this collaboration. Because of this fact and the substantial risks and uncertainties relating to the completion of clinical trials and the receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from our collaboration with Pfizer will commence, if ever.

Deformylase inhibitors collaboration with Novartis.    In March 1999, we entered into a collaboration agreement with Novartis Pharma AG pursuant to which we are collaborating to discover and develop novel deformylase inhibitors. In connection with the collaboration Novartis made an initial equity investment in us of $3.0 million. We have also received a number of milestone payments from Novartis and are entitled to receive additional payments of up to $2.25 million for each compound, plus up to $13.0 million for our compounds or up to $7.25 million for Novartis compounds upon the achievement of specified milestones. Novartis may deduct a portion of these milestone payments from the royalties it will be obligated to pay us on the worldwide sales of any drug developed and commercialized from this collaboration. As a result of progress achieved through the collaboration, in July 2002 we agreed to amend the collaboration agreement to extend the collaboration by an additional year, through March 2003. In February 2003, we further agreed to amend the collaboration agreement to extend the collaboration by an additional two years through March 2005. In September 2003, we announced achievement of a late-stage preclinical milestone for which we received a milestone payment from Novartis. Through September 30, 2003, Novartis has made aggregate payments to us under this agreement (excluding equity investments) of $12.4 million.

Research and development expense allocated to our collaboration with Novartis, expressed as a percentage of total research and development expense for the period was:

•	4% for the nine months ended September 30, 2003, compared to 5% for the nine months ended September 30, 2002;

•	5% for the year 2002, compared to 8% for the year 2001 and 17% for the year 2000; and

•	5% in the aggregate from January 1, 1999 through September 30, 2003.

The goal of our collaboration with Novartis is to discover, synthesize and obtain marketing approval for deformylase inhibitor product candidates. We are responsible for supplying research to the collaboration according to a research plan developed by a joint research committee. Our research obligations currently extend through March 2005. Novartis provides us with funding to support some of our researchers on this project. The collaboration will depend upon Novartis to conduct the development of product candidates and to obtain marketing approval from the FDA and analogous international agencies. Material cash inflows in the form of royalties relating to this collaboration will not commence until after marketing approvals are obtained, and then only if the product finds acceptance in the marketplace. Currently all compounds identified by the collaboration are still in pre-clinical stages. In order to obtain marketing approval, Novartis will need to initiate and complete Phase I, II and III clinical trials with satisfactory results and submit a NDA to the FDA. Novartis is under no obligation to continue the development of any product candidate resulting from this collaboration. Because of this fact and the many risks and uncertainties relating to the completion of clinical trials and the receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from our collaboration with Novartis will commence, if ever.

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

Deferred Stock Compensation

We have recorded deferred stock compensation expense in connection with the grant of stock options to employees and consultants. Deferred stock compensation for options granted to employees is the difference between the fair value for financial reporting purposes of our common stock on the date such options were granted and their exercise price. Deferred stock compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” as the fair value of the equity instruments issued. Deferred stock compensation for options granted to consultants is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force, or EITF, Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

We recorded deferred stock compensation of $881,000 and $196,000 in the nine months ended September 30, 2003 and 2002, respectively. These amounts were recorded as a component of stockholders’ equity and are being amortized as charges to operations over the vesting periods of the options. We recorded amortization of deferred stock compensation of $1.4 and $1.9 million in the nine months ended September 30, 2003 and 2002, respectively.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues

Revenues were $2.8 million and $1.5 million in the three months ended September 30, 2003 and 2002. Revenues in 2003 consisted of $1.6 million of collaborative research and development fees from Pfizer and Novartis and $0.6 million of collaborative research and development and grant revenue from our research operations in Italy. We also achieved the latest milestone in our ongoing research collaboration with Novartis Pharma AG, which focused on the development of peptide deformylase inhibitor antibiotics. This achievement triggered a milestone payment to us. Fifty percent of the milestone was recognized as revenue and fifty percent was deferred during the quarter. The deferred revenue is creditable in the amount of 50% against future royalty payments on net sales of the compound. Revenues in 2002 also consisted primarily of collaborative research and development fees from Pfizer and Novartis.

Research and Development Expenses

Research and development expenses were $18.1 million and $12.7 million in the three months ended September 30, 2003 and 2002, respectively. The increase in these expenditures is due to an increase relating to our ongoing clinical trials of proprietary product candidates, including anidulafungin and dalbavancin, as well as collaborative product candidates and Italian research costs resulting from our merger with Biosearch.

General and Administrative Expenses

General and administrative expenses were $4.2 million and $2.1 million in the three months ended September 30, 2003 and 2002, respectively. The increase in expenses in the third quarter of 2003 resulted from our operations in Italy plus additional costs related to the commencement of the development of a sales and marketing infrastructure.

Other Income (Expense)

Net other income (expense) was $564,000 and $335,000 in the three months ended September 30, 2003 and 2002, respectively. The increased income in the third quarter of 2003 was due to an increase in interest bearing cash and marketable securities partially offset by a decrease in interest rates combined with realized gains on the sales of securities.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues

Revenues were $6.8 million and $4.8 million in the nine months ended September 30, 2003 and 2002. Revenues in 2003 consisted of $4.6 million of collaborative research and development fees from Pfizer and Novartis and $1.6 million of collaborative research and development and grant revenue from our research operations in Italy. We also achieved the latest milestone in our ongoing research collaboration with Novartis Pharma AG, which focused on the development of peptide deformylase inhibitor antibiotics. This achievement triggered a milestone payment to us. Fifty percent of the milestone was recognized as revenue and fifty percent was deferred during the quarter. The deferred revenue is creditable in the amount of 50% against future royalty payments on net sales of the compound. Revenues in 2002 consisted primarily of collaborative research and development fees from Pfizer and Novartis.

Research and Development Expenses

Research and development expenses were $56.0 million and $34.8 million in the nine months ended September 30, 2003 and 2002, respectively. The increase in these expenditures is partly due to the fact that the 2003 number includes a $6.0 million payment to Eli Lilly for the anidulafungin milestone payment, Italian research costs resulting from our merger with Biosearch and increased costs associated with our ongoing clinical trials of anidulafungin and dalbavancin.

General and Administrative Expenses

General and administrative expenses were $9.9 million and $6.7 million in the nine months ended September 30, 2003 and 2002, respectively. The increase in expenses in the first nine months of 2003 resulted from additional costs related to the commencement of the development of a sales and marketing infrastructure and our recently acquired operations in Italy.

Acquired In-Process Research and Development

In the first quarter of 2003, we recorded a non-cash charge to operations of $94.5 million for acquired in-process research and development resulting from our merger with Biosearch. This amount represents the estimated fair value relating to incomplete research and development projects which, at the time of the merger, had no alternative future use and for which technological feasibility had not been established.

Other Income (Expense)

Net other income (expense) was $1.6 million and $992,000 in the nine months ended September 30, 2003 and 2002, respectively. The increased income in the first nine months of 2003 was due to an increase in our interest bearing cash and marketable securities and realized gains from the sale of securities, which was partially offset by a reduction in our United States interest income as a result of lower returns on investments during this nine month period.

Financial Condition

Assets

As of September 30, 2003 and December 31, 2002, we held total assets of $260.4 million and $72.7 million, respectively. The increase in total assets was primarily due to the merger with Biosearch Italia S.p.A. and the sale of 6,000,000 shares of our common stock at $13.85 per share in a public offering.

Liabilities

As of September 30, 2003 and December 31, 2002, our total liabilities equaled $29.5 million and $22.6 million, respectively. The increase in total liabilities was primarily due to the merger with Biosearch Italia S.p.A.

Stockholders’ Equity

As of September 30, 2003 and December 31, 2002, our total stockholders’ equity equaled $223.4 and $48.7, respectively. The increase in our stockholders’ equity was primarily due to the issuance of stock in connection with our merger with Biosearch Italia S.p.A. and the sale of 6,000,000 shares of our common stock at $13.85 per share in a public offering. These increases were partially offset by our year to date loss of $152 million.

Liquidity and Capital Resources

We have funded our operations principally with the net proceeds of $78.5 million from preferred stock offerings over the period 1995 through 1999, and net proceeds of $52.7 million from our initial public offering received in August and September 2000. In addition, in April 2002, we completed a private placement of shares of common stock to selected institutional investors from which we received net proceeds of approximately $41.9 million. We also increased our cash and cash equivalents and unrestricted marketable securities by $99.1 million as a result of our merger with Biosearch on February 28, 2003. On July 17, 2003, we sold 6,000,000 shares of our common stock at $13.85 per share in a stock offering. We received net proceeds of $77.8 million.

We have also received payments for collaborative research, contract services and milestone payments, as well as license fees from our collaborators, including Sepracor. Of these payments, $1.0 million constitutes deferred revenue as of September 30, 2003.

We also have a $6.0 million term loan and a $2.0 million equipment note with a commercial bank, the latter of which is fully drawn at this time. Proceeds from the loan were used to repay Sepracor for leasehold improvements to our facilities and for general corporate purposes. Proceeds from draw downs on the equipment note were used to finance capital expenditures. The terms of the term loan were modified in January 2003 and the final payment on the loan is now due on December 31, 2004. The final note balance is also payable on December 31, 2004. Also, in January 2003, the term loan was amended to include a three-year equipment note for $1.5 million that we are able to draw down through December 31, 2003. The principal of this note is payable in equal installments beginning on March 31, 2004 with the final payment due on December 31, 2005. To date, we have not drawn down on this note.

As a result of our merger with Biosearch, we acquired additional long-term debt relating to a loan agreement entered into by Biosearch in November 2000 with Ministero Istruzione Università Ricerca, or MIUR, to fund certain research projects undertaken by Biosearch. This loan matures in January 2011 and at September 30, 2003, the amount outstanding under this loan is $1.2 million.

In addition, in March 2003, we received proceeds of $2.8 million from a loan facility entered into by Biosearch in July 2002 with the Basilicata Region of Italy for the construction of our manufacturing plant in Pisticci. Under the loan agreement, we have a total loan facility of $8.6 million (at exchange rates prevailing at September 30, 2003), of which we have drawn $2.9 million. The loan matures in 2012.

Cash used in operations was $54.6 million and $32.0 million in the nine months ended September 30, 2003 and 2002, respectively. The net loss for the first nine months of 2003 of $152.0 million was reduced for non-cash charges for acquired in-process research and development of $94.5 million resulting from our merger with Biosearch and non-cash charges for depreciation and amortization and amortization of non-cash stock compensation expense of $3.4 million. Prepaid expenses and other current assets decreased by $2.3 million primarily due to costs paid in 2002 relating to the Biosearch merger, which was completed in 2003.

In the first nine months of 2002, the net loss of $35.7 million was offset by non-cash charges relating to depreciation and amortization of non-cash stock compensation expense of $2.8 million.

Cash provided by investing activities was $67.4 million and $5.1 million in the nine months ended September 30, 2003 and 2002, respectively. The principal source of cash in both periods resulted from the net sale of marketable securities to fund operating losses and the mix of our investment portfolio of cash and cash equivalents and marketable securities. The capital expenditures of $11.2 million in 2003 is primarily due to the construction of our manufacturing plant in Pisticci, Italy.

Cash provided by financing activities was $80.0 million and $41.7 in the nine months ended September 30, 2003 and 2002, respectively. In the first nine months of 2003, we received proceeds of $2.8 million from our loan facility in Italy for the construction of our manufacturing plant. On July 17, 2003, we sold 6,000,000 shares of our common stock at $13.85 per share in a follow-on public offering. We received net proceeds of $77.8 million. The $41.9 million in the first nine months of 2002 was primarily due to the completion of a private placement of shares of our common stock to selected institutional investors.

At September 30, 2003, our cash and cash equivalents and unrestricted marketable securities totaled $173.0 million compared to $62.3 million at December 31, 2002.

We expect to have negative cash flow from operations for the foreseeable future. We also expect to incur increasing research and development, and general and administrative expenses, including expenses relating to clinical development, additions to personnel, production and commercialization efforts and the integration of our operations with those of Biosearch. Our future capital requirements will depend on a number of factors, including our success in developing markets for our products, payments received or made under collaboration agreements, the timing and outcome of regulatory approvals, the need to acquire licenses to new products or compounds, the status of competitive products and the availability of other financing. We believe our existing cash and cash equivalents and marketable securities at September 30, 2003 will be sufficient to fund our operating expenses, debt repayments and capital requirements for between the next 18 to 24 months.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

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

We have incurred net losses since our inception in 1995. As of September 30, 2003, our accumulated deficit was $304.6 million, including the $94.5 million write-off of acquired in-process research and development resulting from our merger with Biosearch.

Our accumulated deficit results from our net losses of $1.1 million in 1995, $4.8 million in 1996, $6.7 million in 1997 (including $0.4 million in accretion of dividends on preferred stock), $15.1 million in 1998 (including $2.5 million in accretion of dividends on preferred stock), $67.4 million in 1999 (including deemed dividends of $35.1 million and $3.1 million in accretion of dividends on preferred stock), $18.8 million in 2000 (including $3.5 million in accretion of dividends on preferred stock), $32.8 million in 2001, $48.8 million in 2002, and $152.0 million in the nine months ended September 30, 2003 (including a $94.5 million write-off of acquired in-process research and development resulting from our merger with Biosearch).

Our losses to date have resulted principally from:

•	research and development costs relating to the in-licensing and development of our product candidates, which represented approximately 59.3% of our aggregate operating expenses from our inception through September 30, 2003;

•	write-off of in-process research and development expenses relating to our merger with Biosearch, which represented approximately 27.9% of our aggregate operating expenses from our inception through September 30, 2003; and

•	general and administrative costs relating to our operations, which represented approximately 12.8% of our aggregate operating expenses from our inception through September 30, 2003.

On February 28, 2003 we merged with Biosearch, which also has incurred net losses since its inception in 1996. Biosearch’s net losses were $23.6 million for 2000, $9.8 million for 2001 and $9.0 million for 2002 and $5.4 million from January 1, 2003 through the merger date of February 28, 2003. At February 28, 2003, Biosearch had an accumulated deficit of $54.8 million. Biosearch’s losses resulted principally from:

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

However, these expenses were partially offset by amortization of negative goodwill, less losses on trading securities in the net amount of (4%) of Biosearch’s aggregate operating expenses from January 1, 2000 through February 28, 2003.

We expect to incur substantial and increasing losses for the foreseeable future as a result of increases in our research and development costs, including costs associated with conducting pre-clinical testing and clinical trials, and charges related to purchases of technology and other assets. We expect that our operating losses will fluctuate significantly from quarter to quarter as a result of the timing of receipt of regulatory approval of anidulafungin and our other product candidates, the success of our commercialization efforts following regulatory approval, increases or decreases in our research and development efforts, the execution or termination of collaborative arrangements, the initiation, success or failure of clinical trials, or other factors. Our prospects of achieving profitability will depend on numerous factors, including success in:

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

As of September 30, 2003, we have one product candidate, anidulafungin, being reviewed by the FDA and three product candidates in clinical trials: dalbavancin in Phase III; ramoplanin in Phase III; and VIC-Acne which has completed Phase I. We also have anidulafungin in Phase III for an additional indication and dalbavancin and ramoplanin in Phase II each for an additional indication. Patient follow-up for these clinical trials has been limited and more trials will be required before we will expect to apply for regulatory approvals.

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

As of September 30, 2003, we had 33 full-time clinical development employees. We expect to continue to rely on third parties, including our collaborators, clinical research organizations and outside consultants, to assist us in managing and monitoring clinical trials. If these third parties fail to perform satisfactorily under the terms of our agreements with them, clinical trials for our product candidates might be delayed or unsuccessful. Furthermore, the FDA and/or other regulatory agencies of the EU, might inspect some of our clinical investigational sites, our collaborators’ records and our facilities and files to determine if the clinical trials were conducted according to good clinical practices. If the FDA determines that our clinical trials were not in compliance with applicable requirements, we might be required to repeat the clinical trials.

If our third-party manufacturers do not produce our product candidates on a timely basis, clinical trials and commercialization of our product candidates could be delayed.

We currently do not have manufacturing facilities capable of manufacturing products in quantities necessary for large-scale trials or marketing. The Aventis plant in Brindisi, Italy, and the Chemsyn Laboratories plant in the United States will be our initial manufacturing sites for dalbavancin and anidulafungin, respectively. Subsequently, we intend to manufacture products in our own manufacturing plant in Pisticci, Italy, which is currently under construction. To the extent that our manufacturing capabilities are insufficient to produce all of the necessary active ingredients for our current and future product candidates, we anticipate that we might need to rely on third parties to manufacture some or all of these active ingredients. However, there are a limited number of facilities in which our product candidates can be produced, and third-party manufacturers have limited experience in manufacturing anidulafungin, dalbavancin, ramoplanin and VIC-Acne in quantities sufficient for conducting clinical trials or for commercialization. Difficulties are often encountered in manufacturing new products, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA and other regulations, production costs, and development of advanced manufacturing techniques and process controls. Any contract manufacturer might not perform as agreed or might not remain in the contract manufacturing business for the time we require to successfully develop, produce and market our product candidates. If any of our contract manufacturers fails to perform satisfactorily under its agreements with us, such as by failing to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and if we do not find a replacement manufacturer or develop our own manufacturing capabilities, clinical trials involving our product candidates, or commercialization of our products, could be delayed.

If we do not establish successful marketing and sales capabilities or do not enter into successful marketing arrangements with third parties, we will not be able to commercialize our future products and will not become profitable.

We intend to sell a portion of our future products, including anidulafungin and dalbavancin, through our own sales force. At present, however, we are in the early stages of developing a sales and marketing infrastructure and we lack any experience in direct marketing, sales and distribution. Our future profitability will depend in part on our ability to develop a direct sales and marketing force to sell our future products, if any, to our target market. We might not be able to attract and retain qualified salespeople or be able to build an efficient and effective sales and marketing force. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts might not be successful. If we are unable to enter into third-party arrangements, then we must substantially expand our marketing and sales force in order to achieve commercial success for certain products, and to compete with other companies that have experienced and well-funded marketing and sales operations.

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

We have entered into collaboration arrangements with third parties to develop product candidates. Additional collaborations might be necessary in order for us to fund our research and development activities and third-party manufacturing arrangements, to seek and obtain regulatory approvals and to successfully commercialize our existing and future product candidates. If we do not maintain our existing collaborative arrangements or do not enter into additional collaborative arrangements, the number of product candidates from which we could receive future revenues would decline. In addition, our dependence on collaborative arrangements with third parties subjects us to a number of risks, including the following:

•	The collaborative arrangements might not be on terms favorable to us. Agreements with collaborators typically allow the collaborators significant discretion in electing whether to pursue any of the planned activities. We cannot control the amount and timing of resources our collaborators devote to the product candidates or their prioritization of the product candidates, and our collaborators might choose to pursue alternative products.

•	Our collaborators might also not perform their obligations as expected. Business combinations or significant changes in a collaborator’s business strategy might adversely affect a collaborator’s willingness or ability to complete its obligations to us.

•	Moreover, we could become involved in disputes with our collaborators which could lead to delays in, or the termination of, our development programs with them, as well as time-consuming and expensive litigation or arbitration.

•	Even if we fulfill our obligations under any collaborative agreement, our collaborators can generally terminate the agreements under specified circumstances.

If any collaborator were to terminate or breach their collaborative agreement with us, or otherwise fail to complete its obligations in a timely manner, our chances of successfully commercializing products could be harmed.

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

Physicians will not recommend therapies using any of our future products until clinical data or other factors demonstrate their safety and efficacy as compared to other drugs or treatments. Even if the clinical safety and efficacy of therapies using any of our future products is established, physicians might elect not to recommend the therapies for a number of other reasons, including the possibility that the mode of administration of our future product might not be effective for their patients’ indications and locations. For example, many antibiotic or antifungal products are typically administered by infusion or injection, which requires substantial cost and inconvenience to patients and might not be practical in non-hospital settings.

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

We expect that substantially all of our revenues for the foreseeable future will result from payments under collaborative arrangements, with some European grant and subsidy revenue. To date, collaborative payments have taken the form of up-front payments, reimbursement for research and development expenses and milestone payments. Milestone payments to us under collaborative arrangements are subject to significant fluctuation in both timing and amount. As a result, comparisons of our revenues and results of operations between periods might not produce meaningful indications of our progress toward commercializing one or more product candidates. Moreover, the historical revenues of Vicuron and Biosearch on a stand-alone basis might not be indicative of our future performance or of our ability to continue to achieve additional milestones and to receive additional milestone payments from our collaborators.

We might seek additional funding, which could dilute our stockholders or impose burdensome financial restrictions, and if we do not obtain necessary funding, we might be forced to delay or curtail the development of our product candidates.

We expect to incur increasing research and development, general and administrative and sales and marketing expenses over the next several years. Based on our current plans and assumptions, we estimate that our cash and liquid assets at September 30, 2003 will be sufficient to fund our operating losses for the next 12 to 24 months. However, if our plans change and/or our assumptions are inaccurate, we might need to seek and obtain capital sooner than anticipated. Some of our more significant plans and assumptions relate to:

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

Biosearch and its subsidiary historically funded a portion of their operations through research grants and loan subsidies awarded by Italian and EU authorities. Under applicable law, any transfer of those grants and subsidies (including transfer by merger) requires written approval from the Italian bank authorized to make the disbursement on behalf of the government and from the appropriate Italian or EU authorities. In connection with the merger, we applied for permission to transfer Biosearch’s grants and subsidies to our Italian branch. Although the merger has recently been completed, the Italian and EU authorities have not as yet reached an official decision on whether to approve our transfer requests. If the transfers are approved, we intend to apply for further permission to contribute the grants and subsidies to Vicuron Pharmaceuticals Italy S.r.l., our wholly-owned subsidiary in Italy. We face the risk that one or both of the transfers might not be approved, in which case we might be required to repay some or all of the grants and subsidies received by Biosearch prior to the merger, in the aggregate amount of up to approximately $1.9 million as of September 30, 2003, and we may forfeit grants and subsidies awarded to Biosearch but not yet disbursed as of September 30, 2003 by the authorized bank, in the aggregate amount of up to approximately $1.2 million as of September 30, 2003 (each estimate based on exchange rates then prevailing). Regardless of whether or not we are required to repay those grants, we anticipate that our Italian subsidiary will be eligible to apply for new research grants and subsidies from both the Italian and EU authorities. However, grants and subsidies are awarded in the discretion of those authorities and we face the risk that our Italian subsidiary might not qualify or be approved for any additional grants or subsidies in the future.

Complying with two national regulatory structures might result in administrative challenges.

Our operations must comply with applicable laws of and rules of the United States (including Delaware corporate law and the rules and regulations of the SEC and the Nasdaq National Market), the EU legal system and the Republic of Italy (including the rules and regulations of the Commissione Nazionale per le Società e la Borsa, or CONSOB, and Borsa Italiana, which collectively regulate companies listed on Italy’s public markets such as the Nuovo Mercato). Conducting our operations in a manner designed to comply with all applicable laws and rules will require us to allocate additional time and resources to regulatory compliance matters. For example:

•	issuing each material announcement in both English and Italian might cause administrative challenges;

•	submitting filings and applications with regulatory and governmental authorities in the U.S., Italy and the EU, and approving translations of each significant document into the other language, if necessary, would be time-consuming and expensive;

•	under Italian employment law, our relations with our employees in Italy are governed by collective bargaining agreements negotiated at the national level (and over which we have no control), which reduce the methods customarily available in the United States to motivate and/or make changes to our Italian workforce;

•	under European Union data protection regulations, we are unable to send without restriction private personal data, including many employment records and some clinical trial data, from our Italian offices to our U.S. offices; and

•	tariffs, customs, duties, import restrictions, tax effects and other trade barriers might delay or increase the cost of relocating personnel and, if marketing approvals are obtained, commercial quantities of our products between nations.

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

All of our Italian subsidiary’s contract parties have the right to terminate their contracts with us for a limited period after June 30, 2003.

On June 30, 2003, we contributed the former assets, liabilities and business of Biosearch to our wholly-owned subsidiary in Italy, Vicuron Pharmaceuticals Italy S.r.l. Among the contributed assets were a number of contracts between us (as successor to Biosearch) and various third parties. As a result of the contribution, under Italian law, those third parties have the right to terminate those contracts for a limited period. None of those parties exercised the identical rights they had in connection with our merger with Biosearch.

Risks Related to Operating in Our Industry

If we experience delays in obtaining regulatory approvals, or are unable to obtain them at all, for one or more of our product candidates, commercialization of those products will be delayed.

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

Manufacturing facilities are required to comply with the FDA’s Good Manufacturing Practice regulations. Even facilities outside the United States, such as the manufacturing plant we are constructing in Italy, must comply with these regulations if the manufactured products will be sold in the United States. Good Manufacturing Practice regulations include requirements relating to quality control and quality assurance as well as to maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before we can use them in commercial manufacturing of our products. Comparable Good Manufacturing Practice regulations also apply in the EU, Italy and other foreign countries. Our contract manufacturers and our manufacturing subsidiary might not be able to comply with the applicable Good Manufacturing Practice requirements and other FDA or other EU, Italian or foreign regulatory agencies’ regulatory requirements.

If our intellectual property rights do not adequately protect our product candidates or future products, others could compete against us more directly, which would harm our business.

Our success depends in part on our ability to protect our intellectual property from unauthorized use by third parties, which we will be able to do only to the extent that our intellectual property is covered by valid and enforceable patents or is effectively maintained as a trade secret. We have rights relating to 33 issued U.S. patents, 15 U.S. patent applications, 447 foreign patents and 50 foreign patent applications. Of these patents and patent applications:

•	our non-Biosearch patent portfolio (including the Novartis collaboration patent applications mentioned below) as of September 30, 2003 includes five U.S. patents, 12 U.S. patent applications and seven foreign patent applications; and

•	our Biosearch patent portfolio, as of March 31, 2003, includes an additional 28 U.S. patents, three U.S. patent applications, 447 foreign patents and 47 foreign patent applications (of which, dalbavancin-related rights include four issued U.S. patents, four issued Canadian patents and one foreign patent application).

Our collaborations involve the following patents:

•	our license agreement with Eli Lilly with respect to anidulafungin covers 15 U.S. patents, 10 U.S. patent applications, 79 foreign patents and 120 foreign patent applications;

•	our collaborative agreement with Novartis covers two U.S. patent applications; and

•	our collaborative agreement with Pfizer (as successor to Pharmacia) with respect to the development of oxazolidinones covers four U.S. patents, six U.S. patent applications, two Canadian patent applications and one foreign patent application.

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

In addition, the stock market in general, and the Nasdaq National Market, the Nuovo Mercato and the market for biotechnology and pharmaceutical stocks in particular, have experienced significant price and volume fluctuations. Over the 52-week period ending October 27, 2003, the market price of Vicuron common stock as reported on the Nasdaq National Market ranged from a high of $18.60 to a low of $9.75 and our average daily trading volume was 255,077 shares. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors might seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

We have implemented anti-takeover provisions that could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

Provisions of our restated certificate of incorporation, our amended and restated bylaws and our shareholder rights plan, or “poison pill”, increase the likelihood that any third party would need to negotiate with our board prior to initiating a takeover proposal for us and could have the effect of delaying or preventing a change of control of our company. For example, our board of directors, without further stockholder approval, may issue preferred stock (or, in the face of a potential acquiror’s increased ownership, rights to purchase our common stock for a nominal price) that could delay or prevent a change of control, as well as reduce the voting power of holders of our common stock. In addition, some of our stockholders have entered into a stockholders agreement in which they have agreed, for a period of three years following completion of the merger, to vote as recommended by the board on some issues. These provisions could delay or prevent an attempt to replace or remove our management. The foregoing factors could also limit the price that investors or an acquiror might be willing to pay in the future for shares of our common stock.

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

The table below presents principal amounts and related weighted average interest rates by year of maturity for our cash and cash equivalents and marketable securities (in thousands):

	2003	2004		2005		2006
Cash and cash equivalents	$124,063	$—		$—		$—
Average interest rate	1.16%	—		—		—
Marketable securities	$48,978	$—		$—		$—
Average interest rate	1.26%		%		%		%

Our cash and cash equivalents and marketable securities have increased substantially since December 31, 2002 as a result of our merger with Biosearch and the follow-on public offering of our common stock in July 2003.

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

ITEM 4 . CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including each of our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to September 30, 2003.

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

Reports on Form 8-K

On July 7, 2003, we filed a Current Report on Form 8-K with the SEC, which attached certain material contracts of Biosearch as exhibits to the report.

On July 18, 2003, we filed a Current Report on Form 8-K with the SEC, which attached a form of underwriting agreement as an exhibit to the report.

On August 14, 2003, we filed a Current Report on Form 8-K with the SEC, announcing our earnings for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICURON PHARMACEUTICALS INC.

Date: November 13, 2003	/s/ GEORGE F. HORNER III

George F. Horner III
President and Chief Executive Officer (Principal Executive Officer and Accounting Officer)

Date: November 13, 2003	/s/ DOV A. GOLDSTEIN, M.D.

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

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of July 30, 2002, by and between Vicuron Pharmaceuticals Inc. and Biosearch Italia, S.p.A. (the body of the agreement was previously attached as Exhibit 2.1 to Vicuron’s current report on Form 8-K, which was filed with the SEC on July 31, 2002 and is incorporated by reference herein)
2.2	First Amendment to Agreement and Plan of Merger entered into on August 14, 2002, by and between Vicuron Pharmaceuticals Inc. and Biosearch Italia S.p.A. (2)
2.3	Second Amendment to Agreement and Plan of Merger entered into on October 29, 2002, by and between Vicuron Pharmaceuticals Inc. and Biosearch Italia S.p.A. (2)
3.1	Fourth Amended and Restated Certificate of Incorporation of Vicuron Pharmaceuticals Inc. (1)
3.2	Certificate of Amendment and Restatement of the Certificate of Designations of Vicuron Pharmaceuticals Inc. (3)
3.3	Certificate of Merger relating to the merger of Biosearch Italia S.p.A. with and into Vicuron Pharmaceuticals Inc. (4)
3.4	Certificate of Ownership and Merger Merging Vicuron Pharmaceuticals Inc. into Versicor Inc.(5)
3.5	Amended and Restated Bylaws of Vicuron Pharmaceuticals Inc., as currently in effect (5)
4.1	Form of Common Stock Certificate (1)
4.2	Warrant for the Purchase of Shares of Common Stock dated as of March 10, 1997, by and between Genome Therapeutics, Inc. and Vicuron Pharmaceuticals Inc. (1)
4.3	Form of Warrant for the Purchase of Shares of Series F Preferred Stock dated as of June 25, 1999 (1)
4.4	Second Amended and Restated Investors’ Rights Agreement (1)
4.5	Shareholder Rights Agreement by and between Vicuron Pharmaceuticals Inc. and American Stock Transfer & Trust Company, as Rights Agent, dated June 28, 2001 (3)
4.6	First Amendment to Shareholder Rights Agreement, dated as of July 30, 2002, by and between Vicuron Pharmaceuticals Inc. and American Stock Transfer & Trust Company, as Rights Agent (previously attached as Exhibit 4.1 to Vicuron’s current report on Form 8-K, which was filed with the SEC on July 31, 2002 and is incorporated herein by reference)

4.7	Registration Rights Agreement dated as of April 8, 2002, by and between Vicuron Pharmaceuticals Inc. and the Purchasers listed on Schedule A attached thereto (previously attached as Exhibit 4.1 to Vicuron’s current report on Form 8-K, which was filed with the SEC on April 10, 2002 and is incorporated herein by reference)
9.1	Letter Agreement dated as of February 28, 2003, by and between Vicuron Pharmaceuticals Inc. and Monte Titoli S.p.A. (5)
31.1	Certification of George F. Horner III under Section 302 of the Sarbanes-Oxley act of 2002 (6)
31.2	Certification of Dov A. Goldstein, M.D. under Section 302 of the Sarbanes-Oxley act of 2002 (6)
32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1) Filed as an exhibit to Vicuron’s registration statement on Form S-1 (No. 333-33022) as amended, effective August 2, 2000, and incorporated herein by reference.

(2) Filed as an exhibit to Vicuron’s registration statement on Form S-4 (No. 333-98935) as amended, effective November 5, 2002, and incorporated herein by reference.

(3) Filed as an exhibit to Vicuron’s Current Report on Form 8-K, filed July 11, 2001, and incorporated herein by reference.

(4) Filed as an exhibit to Vicuron’s Annual Report on Form 10-K/A, filed March 3, 2003, and incorporated herein by reference.

(5) Filed as an exhibit to Vicuron’s Quarterly Report on Form 10-Q, filed May 15, 2003, and incorporated herein by reference.

(6) Filed herewith.