Form 10-Q
period 2004-03-31
VICURON PHARMACEUTICALS INC
filed 2004-05-07
CIK 1052547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

n/a

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

On April 27, 2004, there were 54,605,192 common shares outstanding of the registrant’s only class of common stock.

The Exhibit Index begins on page 32.

VICURON PHARMACEUTICALS INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VICURON PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$102,176	$113,361
Marketable securities	40,170	52,796
Accounts receivable, net	4,905	5,533
Prepaid expenses and other current assets	6,964	6,329

Total current assets	154,215	178,019
Property, plant and equipment	45,389	43,757
Intangible assets, net	22,201	23,373
Long-term receivables	11,075	9,787
Long-term marketable securities—restricted	125	3,232
Other assets	3,156	330

Total assets	$236,161	$258,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,035	$13,986
Accrued liabilities	18,436	15,085
Current portion of long-term debt	1,785	2,360
Current portion of deferred revenue	911	1,068

Total current liabilities	35,167	32,499

Long-term debt, less current portion	7,311	7,493
Deferred revenue, less current portion	1,750	1,750
Other long-term liabilities	2,985	2,973

Total liabilities	47,213	44,715

Stockholders’ equity:
Common stock	54	54
Additional paid-in capital	520,899	518,275
Deferred stock compensation	(473)	(454)
Accumulated other comprehensive income	18,712	22,632
Accumulated deficit	(350,244)	(326,724)

Total stockholders’ equity	188,948	213,783

Total liabilities and stockholders’ equity	$236,161	$258,498

The accompanying notes are an integral part of the condensed consolidated financial statements.

VICURON PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues:
Collaborative research and development, contract services and government grants	$1,792	$1,717
License fees and milestones	136	41

Total revenues	1,928	1,758

Operating expenses:
Research and development	22,035	12,723
General and administrative	4,071	2,082
Acquired in-process research and development	—	94,532

Total operating expenses	26,106	109,337

Loss from operations	(24,178)	(107,579)
Other income (expense):
Investment income	686	449
Interest expense	(28)	(70)

Net loss	$(23,520)	$(107,200)

Net loss per share:
Basic and diluted	$(0.44)	$(3.15)

Weighted average shares	54,029	33,995

The accompanying notes are an integral part of the condensed consolidated financial statements.

VICURON PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(23,520)	$(107,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,394	668
Non-cash stock compensation expense	289	434
Amortization of bond discounts	300	—
Acquired in-process research and development	—	94,532
Changes in operating assets and liabilities, net of effect of merger:
Accounts receivable	407	(17)
Prepaid expenses and other current assets	812	3,298
Long-term receivables	(1,346)	(228)
Other assets	1	(251)
Accounts payable	325	3,027
Accrued liabilities	3,760	(978)
Advances received	—	(382)
Deferred revenue	(138)	(282)
Other long-term liabilities	(633)	25

Net cash used in operating activities	(18,349)	(7,354)

Cash flows from investing activities:
Purchases of marketable securities	(7,057)	—
Sales/maturities of marketable securities	19,304	18,488
Additions to property and equipment	(3,962)	(2,975)
Net cash and cash equivalents acquired in Biosearch merger	—	746

Net cash provided by investing activities	8,285	16,259

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,480	158
Proceeds from long-term debt	—	2,764
Repayments of long-term debt	(569)	(526)

Net cash provided by financing activities	911	2,396

Effect of exchange rate changes on cash and cash equivalents	(2,032)	96

Net change in cash and cash equivalents	(11,185)	11,397

Cash and cash equivalents at beginning of period	113,361	28,271

Cash and cash equivalents at end of period	$102,176	$39,668

Supplemental cash flow information:
Cash paid during the period for interest	$28	$50

Supplemental disclosure of non-cash investing activities:
Common stock and stock options issued in Biosearch merger	$—	$236,089

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the interim periods ended March 31, 2004.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year or any other interim period. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

	Three Months Ended March 31,
	(in thousands, except per share data)
	2004	2003
Net loss, as reported	$(23,520)	$(107,200)
Add: stock-based employee compensation expense included in net loss	51	311
Less: total stock-based employee compensation, determined under fair value based method for all awards	(2,001)	(2,346)

Net loss pro forma	$(25,470)	$(109,235)

Basic and diluted net loss per share: As reported	$(0.44)	$(3.15)

Pro forma	$(0.47)	$(3.21)

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

	March 31,
	2004	2003
Shares issuable upon exercise of stock options	8,597	8,536
Shares issuable upon exercise of warrants	112	195

	8,709	8,731

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

The following unaudited pro forma consolidated financial information has been prepared as if the merger with Biosearch had occurred as of January 1, 2003 (in thousands, except per share amounts):

Three Months Ended March 31,
2003
Revenues	$2,213

Net loss	$(18,743)

Net loss per share:
Basic and diluted	(0.39)

Weighted average shares	47,678

The unaudited pro forma consolidated financial information are not necessarily indicative of the Company’s future results of operations of the results of operations which might have occurred had the merger actually taken place on January 1, 2003.

4. Comprehensive Loss

For the three month period ended March 31, 2004 and 2003, the components of total comprehensive loss are as follows:

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(23,520)	$(107,200)

Foreign currency translation adjustment	(3,894)	(251)
Unrealized (loss) on investments	(26)	(29)

Other comprehensive loss	$(3,920)	$(280)

Pro forma	$(27,440)	$(107,480)

5. Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 was revised by FIN 46 “R” in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements for the year-ended December 31, 2003 included in our Annual Report on Form 10-K previously filed with the SEC. This discussion may contain forward-looking statements that involve risks and uncertainties. The words “expects,” “believes,” “anticipates,” “intends,” “will” and similar expressions or the negatives of these words or phrases are intended to identify forward-looking statements. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this document and in our Annual Report on Form 10-K, our actual results may differ significantly from those anticipated in these forward-looking statements.

Overview

We are a transatlantic biopharmaceutical company focused on the discovery, development and marketing of pharmaceutical products for the treatment of seriously ill patients. Since our inception on May 2, 1995 as a wholly-owned subsidiary of Sepracor Inc., we have devoted substantially all of our efforts to establishing our business and conducting research and development activities related to our proprietary product candidates, including anidulafungin and dalbavancin, as well as collaborative product candidates.

Since 1996, we have been operating as an independent company. In August 2000, we sold 4,600,000 shares of our common stock at $11 per share in an initial public offering, and in September 2000, the underwriters exercised an over-allotment option and purchased an additional 690,000 shares. We received total net proceeds from the initial public offering and the over-allotment of approximately $52.7 million.

On April 9, 2002, we completed a private placement of 2,993,800 shares of our common stock to selected institutional investors at a purchase price of $15 per share. We received net proceeds from the private placement of approximately $41.9 million.

On February 28, 2003, we acquired all of the outstanding shares of Biosearch Italia S.p.A., a publicly listed company in Italy. We have issued 1.77 shares of our common stock for each outstanding share of Biosearch stock, or approximately 21.4 million shares. On June 30, 2003 we contributed the former assets, liabilities and business of Biosearch to our wholly-owned subsidiary in Italy, Vicuron Pharmaceutical Italy S.r.l.

On July 17, 2003, we sold 6,000,000 shares of our common stock at $13.85 per share in a public offering. We received net proceeds of approximately $77.8 million.

In February 2004, we filed a universal shelf registration statement on Form S-3, which has been declared effective. This shelf registration will allow the company to offer up to $200.0 million of our securities from time to time in one or more public offerings of our common stock, preferred stock, warrants and/or debt securities.

Since we began our operations in 1995, we have not generated any revenues from product sales. In early 2003, we completed a Phase III clinical trial with anidulafungin, our lead antifungal product candidate, for the treatment of esophageal candidiasis. Based in part on the results of that trial, in April 2003 we filed an NDA for anidulafungin for the treatment of esophageal candidiasis, which was accepted for review by the FDA in June 2003. In January 2004, we announced that we received notification from the FDA that the agency now anticipates completing its review of our anidulafungin NDA on May 25, 2004, which represents a 90-day extension of the original action date. The extension was triggered by the FDA’s request for additional bioanalytical data. We continue to expect the launch of anidulafungin in the first half of 2004 as planned, although our plans are dependent on receiving FDA approval. In December 2003, we also announced the filing of our marketing authorization application for anidulafungin for the treatment of esophageal candidiasis with the European Agency for the Evaluation of Medicinal Products, which will be reviewed under the European Community centralized licensing procedure, which is the procedure used to determine the scope of marketing authorization for human therapeutic products in all member states of the European Community. Our lead antibiotic product candidate, dalbavancin entered into Phase III clinical trials in December 2002. We also completed a Phase I clinical trial of VIC-Acne in 2003. We also have several lead compounds in pre-clinical studies.

Our revenues in the near term are expected to consist primarily of collaborative research payments, license fees and milestone payments to be received from our collaborators. Certain of these payments are dependent on the achievement of specified milestones. If the development efforts result in clinical success, regulatory approval and successful commercialization of our products, we will generate revenues from sales of these products and from receipt of royalties on sales of these products.

Our expenses have consisted primarily of costs incurred when in-licensing existing product candidates, research and development of new product candidates and in connection with our collaboration agreements, and from general and administrative costs associated with our operations. We expect licensing costs to increase as development milestones are achieved, and our research and development expenses to increase as we continue to develop our product candidates. We expect to incur sales and marketing expenses in the future as we establish our sales and marketing organization.

Since our inception we have incurred significant losses. As of March 31, 2004, we had an accumulated deficit of $350.2 million. We anticipate incurring additional losses, which may increase for the foreseeable future, including at least through December 31, 2004.

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

Major Research and Development Projects

Our ongoing clinical trials of anidulafungin and dalbavancin are our two most significant research and development projects, generating 28% and 23%, respectively, of our total research and development expenditure since our inception.

Anidulafungin

We completed a Phase III clinical trial for the treatment of esophageal candidiasis. Anidulafungin is our lead antifungal product candidate. We in-licensed anidulafungin from Eli Lilly pursuant to the May 1999 agreement described below. As of March 31, 2004, the intravenous formulation of anidulafungin is in:

•	Phase III clinical trial for the treatment of invasive candidiasis/candidemia; and

•	Phase III clinical trial for the treatment of aspergillosis, top line data released.

In May 1999, we obtained from Eli Lilly an exclusive worldwide license for the development and commercialization of anidulafungin. If specified milestones are achieved on the intravenous formulation of anidulafungin in the United States and Canada, we will be obligated to make additional payments of up to $8.0 million to Eli Lilly. We are also obligated to make additional payments of up to $8.0 million to Eli Lilly if specified milestones on the intravenous formulation of anidulafungin are achieved in Europe, and additional payments of up to $8.0 million if specified milestones on the intravenous formulation of anidulafungin are achieved in Japan. We are obligated to make additional payments to Eli Lilly of up to $21.0 million if sales of an intravenous formulation of anidulafungin exceed specified targets in the United States and Canada, Europe and Japan. In addition, we are obligated to make royalty payments in respect of sales of any product resulting from the compound. We also made a $6.0 million milestone payment to Eli Lilly in 2003, which was triggered by our filing of the NDA with the FDA.

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

Research and development expense allocated to our anidulafungin project, expressed as a percentage of total research and development expense for the period was:

•	12% for the three months ended March 31, 2004 compared to 26% for the three months ended March 31, 2003;

•	28% in the aggregate from the inception of our company through March 31, 2004.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated to our various projects.

The goal of our anidulafungin project is to obtain marketing approval from the FDA, and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Material cash inflows relating to our anidulafungin project will not commence until after marketing approvals are obtained, and then only if anidulafungin finds acceptance in the marketplace. To date, we have not received any revenues from product sales of anidulafungin. Because of the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from our anidulafungin project will commence, if ever.

A failure to obtain marketing approval for anidulafungin would likely have the following results on our operations, financial position and liquidity:

•	because our research and development projects are independent, a failure to obtain marketing approval for anidulafungin would not necessarily interrupt our development programs for dalbavancin or pre-clinical compounds; however, we might reduce our development staff (unless one or more of our other product candidates is then entering late stage clinical trials, in which case we might re-assign anidulafungin researchers to those projects);

•	we would be relieved of our contingent obligation to make further milestone payments and royalty payments to Eli Lilly;

•	we would not earn any sales revenue from anidulafungin, which would increase the likelihood that we would need to obtain additional financing for our other development efforts; and

•	our reputation among investors might be harmed, which might make it more difficult for us to obtain equity capital on attractive terms or at all.

Dalbavancin

Dalbavancin is our lead antibiotic product candidate. As of March 31, 2004, dalbavancin is in:

•	Three Phase III clinical trials for the treatment of skin and soft tissue infections; and

•	Phase II clinical trial for the treatment of catheter-related blood stream infections, which was completed and topline data released in January 2004.

Research and development expense allocated to our dalbavancin project, expressed as a percentage of total research and development expense for the period was:

•	38% for the three months ended March 31, 2004, compared to 21% for the three months ended March 31, 2003 (the increase is primarily the result of clinical trial activity);

•	23% in the aggregate from our inception through March 31, 2004.

Our development administration overhead costs are included in total research and development expense for each period; these costs are not allocated among our various projects.

The goal of our dalbavancin project is to obtain marketing approval from the FDA and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before we can obtain such marketing approvals, we will need to complete pivotal Phase III clinical trials with satisfactory results and submit an NDA to the FDA. In any case, we would not expect to file an NDA for dalbavancin until the second half of 2004, at the earliest. We are unable to estimate the costs to completion for our dalbavancin project due to the risks surrounding the clinical trial process, including the risk that we may repeat, revise or expand the scope of our ongoing clinical trials or conduct additional clinical trials to secure marketing approvals and the additional risks listed under the caption “Risk Factors—Risks Related to Our Business.” If clinical trials for our product candidates are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines, which could harm our business and cause our stock price to decline. Material cash inflows relating to our dalbavancin project will not commence until after marketing approvals are obtained, and then only if dalbavancin finds acceptance in the marketplace. Because of the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from our dalbavancin project will commence, if ever.

A failure to obtain marketing approval for dalbavancin would likely have the following results on our operations, financial position and liquidity:

•	because our research and development projects are independent, a failure to obtain marketing approval for dalbavancin would not necessarily interrupt our development programs for anidulafungin or our pre-clinical compounds, however, we might reduce our development staff (unless one or more of our other product candidates is then entering late-stage clinical trials, in which case we might be able to re-assign dalbavancin staff to those projects); and

•	we would not earn any sales revenue from dalbavancin, which would increase the likelihood that we would need to obtain additional financing for our other development efforts; and

•	our reputation among investors might be harmed, which might make it more difficult for us to obtain equity capital on attractive terms or at all.

Risks Relating to Our Major Research and Development Projects

We face many risks that could prevent or delay the completion of our anidulafungin and dalbavancin projects, including those listed under the caption, “Risk Factors – Risks Related to Operating in Our Industry.”

Development Administration

Research and development expense comprising development administration overhead costs, expressed as a percentage of total research and development expense for the period was:

•	10% for the three months ended March 31, 2004, compared to 17% for the three months ended March 31, 2003;

•	9% in the aggregate from the inception of our company through March 31, 2004.

We do not allocate our development administrative costs among our various projects because our development administration group is managed as a separate cost center and its expenditures are not always project specific.

Other Research and Development Projects

The remaining research and development projects were generated by various pre-clinical studies and drug discovery programs, including our collaborations with Pfizer and Novartis described below.

Oxazolidinones collaboration with Pfizer. We are party to a collaboration agreement with Pharmacia Corporation, now Pfizer, pursuant to which we are collaborating to discover, synthesize and develop second and third generation oxazolidinone product candidates. In connection with the collaboration, Pfizer made an equity investment in us of $3.8 million and paid us research support and license fee payments. Under the terms of the agreement and in consideration for our research obligations, we are entitled to receive funding from Pfizer to support certain of our full-time researchers. If specified milestones are achieved, Pfizer is obligated to pay us additional payments of up to $14.0 million for each compound, a portion of which may be credited against future royalty payments to which we are entitled on the worldwide sales of any drug developed and commercialized from the collaboration. The collaboration expires in 2005. Through March 31, 2004, Pfizer has made aggregate payments to us under this collaboration agreement (excluding equity investments) of $17.5 million.

Research and development expense allocated to our collaboration with Pfizer, expressed as a percentage of total research and development expense for the period was:

•	4% for the three months ended March 31, 2004, compared to 6% for the three months ended March 31, 2003;

•	7% in the aggregate from January 1, 1999 through March 31, 2004.

The goal of our collaboration with Pfizer is to discover, synthesize and obtain marketing approval for second and third generation oxazolidinone product candidates. We supply research product leads and other specified intellectual property to the collaboration. The collaboration also depends upon Pfizer to develop the product candidates, to obtain marketing approval from the FDA and analogous international agencies and to manufacture and sell any products resulting from the collaboration. Material cash inflows in the form of royalties relating to this collaboration will not commence until after marketing approvals are obtained, and then only if the product finds acceptance in the marketplace. One product candidate resulting from the collaboration has entered Phase I clinical trials. In order to obtain marketing approval, Pfizer will need to complete Phase I, II and III clinical trials with satisfactory results and submit an NDA to the FDA. Pfizer is under no obligation to continue the development of any product candidate resulting from this collaboration. Because of this and the substantial risks and uncertainties relating to the completion of clinical trials and the receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from our collaboration with Pfizer will commence, if ever.

Deformylase inhibitors collaboration with Novartis. We are also party to a collaboration agreement with Novartis Pharma AG pursuant to which we are collaborating to discover and develop novel deformylase inhibitors. In connection with the collaboration, Novartis made an initial equity investment in us of $3.0 million. We have also received a number of milestone payments from Novartis and are entitled to receive payments of up to $13.0 million for our compounds or up to $7.25 million for Novartis compounds upon the achievement of specified milestones. Novartis may deduct a portion of these milestone payments from the royalties it will be obligated to pay us on the worldwide sales of any drug developed and commercialized from this collaboration. The collaboration agreement expires in March 2005. In September 2003, we announced achievement of a late-stage preclinical milestone for which we received a milestone payment from Novartis. Through March 31, 2004, Novartis has made aggregate payments to us under this collaboration agreement (excluding equity investments) of $16.2 million.

Research and development expense allocated to our collaboration with Novartis, expressed as a percentage of total research and development expense for the period was:

•	4% for the three months ended March 31, 2004, compared to 5% for the three months ended March 31, 2003; and

•	5% in the aggregate from January 1, 1999 through March 31, 2004.

The goal of our collaboration with Novartis is to discover, synthesize and obtain marketing approval for deformylase inhibitor product candidates. We are responsible for supplying research to the collaboration, according to a research plan developed by a joint research committee. Our research obligations currently extend through March 2005. Novartis provides us with funding to support some of our researchers on this project. The collaboration will depend upon Novartis to conduct the development of product candidates and to obtain marketing approval from the FDA and analogous international agencies. Material cash inflows in the form of royalties relating to this collaboration will not commence until after marketing approvals are obtained, and then only if the product finds acceptance in the marketplace. Currently one compound identified by the collaboration is in Phase I clinical trials. In order to obtain marketing approval, Novartis will need to initiate and complete Phase I, II and III clinical trials with satisfactory results and submit an NDA to the FDA. Novartis is under no obligation to continue the development of any product candidate resulting from this collaboration. Because of this and the many risks and uncertainties relating to the completion of clinical trials, the receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from our collaboration with Novartis will commence, if ever.

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

In the event that Pfizer or Novartis do not pursue or obtain marketing approval for any product candidate resulting from our collaborations, the following results on our operations, financial position and liquidity could arise:

•	we would not receive any further milestone payments or any royalty revenue from the collaborations; and

•	while we do not rely on any particular external development collaboration to produce marketable products (and, ultimately, royalty revenues), the likelihood that we would need to obtain additional financing for our internal research and development efforts would increase.

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

We recorded deferred stock compensation of $308,000 and $512,000 in the three months ended March 31, 2004 and 2003, respectively. These amounts were recorded as a component of stockholders’ equity and are being amortized as charges to operations over the vesting periods of the options. We recorded amortization of deferred stock compensation of $289,000 and $434,000 million in the three months ended March 31, 2004 and 2003, respectively.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues

Revenues were $1.9 million and $1.8 million in the three months ended March 31, 2004 and 2003. Revenues in 2004 consisted of $1.6 million of collaborative research and development fees from Pfizer and Novartis and $0.3 million of collaborative research and development and grant revenue from our research operations in Italy. Revenues in 2003 consisted of $1.5 million of collaborative research and development fees from Pfizer and Novartis and $0.3 million of collaborative research and development and grant revenues from our research operations in Italy.

Research and Development Expenses

Research and development expenses were $22.0 million and $12.7 million in the three months ended March 31, 2004 and 2003, respectively. The increase in these expenditures is due to an increase relating to our ongoing clinical trials of proprietary product candidates, including anidulafungin and dalbavancin, as well as collaborative product candidates and Italian research costs resulting from our merger with Biosearch.

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

General and Administrative Expenses

General and administrative expenses were $4.1 million and $2.1 million in the three months ended March 31, 2004 and 2003, respectively. The increase in expenses in the first quarter of 2004 resulted from our operations in Italy plus additional costs related to the commencement of the development of a sales and marketing infrastructure.

Investment Income

Investment income was $686,000 and $449,000 in the three months ended March 31, 2004 and 2003, respectively. The increased income in the first quarter of 2004 was due to an increase in interest-bearing cash and marketable securities, which was partially offset by a decrease in interest rates.

Interest Expense

Interest expense was $28,000 and $70,000 in the three months ended March 31, 2004 and 2003, respectively. The decrease was due to a decrease in interest-bearing debt.

Financial Condition

Assets

As of March 31, 2004 and December 31, 2003, we held total assets of $236.2 million and $258.5 million, respectively. The decrease in total assets was primarily due to the decrease in cash and marketable securities which are used to fund our operations.

Liabilities

As of March 31, 2004 and December 31, 2003, our total liabilities equaled $47.2 million and $44.7 million, respectively. The increase in total liabilities was primarily due to the increase in research and development costs.

Stockholders’ Equity

As of March 31, 2004 and December 31, 2003, our total stockholders’ equity equaled $189.0 and $213.8, respectively. The decrease in our stockholders’ equity was primarily due to our year-to-date loss of $23.5 million.

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

We have also received payments for collaborative research, contract services and milestone payments, as well as license fees from our collaborators, including Sepracor. Of these payments, $1.8 million constitutes deferred revenue as of March 31, 2004.

We also have a $6.0 million term loan and a $2.0 million equipment note with a commercial bank, the latter of which is fully drawn at this time. Proceeds from the loan were used to repay Sepracor for leasehold improvements to our facilities and for general corporate purposes. Proceeds from draw downs on the equipment note were used to finance capital expenditures. The term loan accrues interest at the prime rate plus 0.5% (the prime rate was 4.0% at March 31, 2004) and the equipment notes’ interest rate is based on the LIBOR rate plus an applicable margin (the applicable LIBOR rate for our note was 1.20% of March 31, 2004). The term loan and the final note balance are due and payable on December 31, 2004. The outstanding balance of these loans was $1.6 million at March 31, 2004.

As a result of our merger with Biosearch, we acquired additional long-term debt relating to a loan agreement entered into by Biosearch in November 2000 with Ministero Istruzione Università Ricerca, or MIUR, to fund certain research projects undertaken by Biosearch. This loan matures in January 2011 and at March 31, 2004, the amount outstanding under this loan is $1.2 million.

In February 2004, we filed a universal shelf registration statement on Form S-3, which has been declared effective. This shelf registration statement will allow us to offer $200.0 million of our securities from time to time in one or more public offerings of our common stock, preferred stock, warrants and/or debt securities.

In addition, in July 2002, the Company entered into a loan facility with the Basilicata Region of Italy for the construction of our manufacturing plant in Pisticci. Under the loan agreement, we have a total loan facility of $9.2 million (at exchange rates prevailing at March 31, 2004), of which we have drawn $7.0 million. The loan matures in 2012.

Cash used in operations was $18.3 million and $7.4 million in the three months ended March 31, 2004 and 2003, respectively. The net loss for the first three months of 2004 was $23.5 million. In the first three months of 2003, the net loss of $107.2 million was offset by non-cash charges relating to depreciation and amortization of non-cash stock compensation expense of $1.1 million combined with the non-cash charge for acquired in process research and development of $94.5 million.

Cash provided by investing activities was $8.3 million and $16.3 million in the three months ended March 31, 2004 and 2003, respectively. The principal source of cash in both periods resulted from the net maturity of marketable securities to fund operating losses and the mix of our investment portfolio of cash and cash equivalents and marketable securities. The capital expenditures of $4.0 million in 2004 and $3.0 million in 2003 is primarily due to the construction of our manufacturing plant in Pisticci, Italy.

Cash provided by financing activities was $911,000 and $2.4 million in the three months ended March 31, 2004 and 2003, respectively.

At March 31, 2004, our cash and cash equivalents and unrestricted marketable securities totaled $142.3 million compared to $166.2 million at December 31, 2003.

We expect to have negative cash flow from operations for the foreseeable future. We also expect to incur increasing research and development, and general and administrative expenses, including expenses relating to clinical development, additions to personnel, production and commercialization efforts and the integration of our operations with those of Biosearch. Our future capital requirements will depend on a number of factors, including our success in developing markets for our products, payments received or made under collaboration agreements, the timing and outcome of regulatory approvals, the need to acquire licenses to new products or compounds, the status of competitive products and the availability of other financing. We believe our existing cash and cash equivalents and marketable securities at March 31, 2004 will be sufficient to fund our operating expenses, debt repayments and capital requirements for between the next 16 to 22 months.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 was revised by FIN 46 “R” in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard did not have a material impact on our financial statements.

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

Our critical accounting policies are as follows:

Revenue Recognition

We recognize revenue as it is earned. Revenue from license fees and contract service are recognized over the initial license or contract service term as the related work is performed, which generally is on a straight-line basis. Nonrefundable milestone payments received are recognized when they are earned, which is when the specific events which coincide with the achievement of substantive elements in the related collaboration agreements are achieved. Milestone payments received that are creditable against future royalty payments are deferred and recognized as revenue when the royalties are earned or when the payment is no longer creditable against future payments. Collaborative research and development payments are recognized as the related work is performed.

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

RISK FACTORS

In addition to the other information included or incorporated by reference into this Quarterly Report on Form 10-Q, you should carefully consider the following factors in evaluating our company or an investment in any of our securities. Our actual future results and trends may materially differ from our historical results or trends to date, or those anticipated in our forward-looking statements, depending on a variety of factors, including, but not limited to, the factors set forth in this section. Additional risks not presently known to us or that we currently deem immaterial might also harm our business.

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

To date, we have not commercialized any products or recognized any revenue from product sales and none of our product candidates are approved for sale. Successful commercialization of a new drug product requires significant investment in research and development, pre-clinical testing and clinical trials, regulatory approval, and sales and marketing activities. Most of our product candidates are in early stages of development, one is being reviewed by the FDA, and three are in clinical trials. Our efforts to commercialize our product candidates are subject to a variety of risks inherent in the development of biopharmaceutical products based on new technologies. These risks include the following:

•	pre-clinical testing and clinical trials are protracted, expensive and uncertain processes. It might take us and our collaborators several years to complete the testing process, and failure can occur at any stage of the process. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful;

•	any or all of our new drug marketing applications might be denied by the FDA and analogous foreign regulators;

•	our product candidates, even if found to be safe and effective, might be difficult to develop into commercially viable drugs or to manufacture on a large scale or might be uneconomical to market commercially;

•	third-party proprietary rights might preclude us from marketing our drugs;

•	third parties might market superior drugs or be more effective in marketing equivalent drugs; and

•	even if our product candidates are successfully developed and effectively marketed, the size of their potential market might change such that our sales revenue is less than initially contemplated; in any such case, we might never generate sufficient or sustainable revenues to enable us to become profitable.

We expect to incur losses for the foreseeable future and might never achieve profitability.

We have incurred net losses since our inception in 1995. As of March 31, 2004, our accumulated deficit was $350.2 million, including the $94.5 million write-off of acquired in-process research and development resulting from our merger with Biosearch.

Our accumulated deficit results from our net losses of $1.1 million in 1995, $4.8 million in 1996, $6.7 million in 1997 (including $0.4 million in accretion of dividends on preferred stock), $15.1 million in 1998 (including $2.5 million in accretion of dividends on preferred stock), $67.4 million in 1999 (including deemed dividends of $35.1 million and $3.1 million in accretion of dividends on preferred stock), $18.8 million in 2000 (including $3.5 million in accretion of dividends on preferred stock), $32.8 million in 2001, $48.8 million in 2002, $174.0 million in 2003 (including a $94.5 million write-off of acquired in-process research and development resulting from our merger with Biosearch), and $23.5 million in the three months ended March 31, 2004.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change as researchers learn more about diseases and develop new technologies for treatment. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology companies and universities, and other research institutions. Specifically:

•	if anidulafungin receives FDA and international marketing approval, it will face competition from commercially available drugs such as anaphotericin B, fluconazole, itraconazole, and potentially from caspofungin, which was the first to receive FDA approval of a new class of antifungal agents called echinocandins (which includes anidulafungin). One of our competitors initially obtained approval only for the narrow indication of aspergillosis salvage therapy, but has recently expanded its scope to include other serious fungal infections;

•	if dalbavancin receives FDA and international marketing approval, it will face competition from commercially available drugs such as vancomycin, teicoplanin, linezolid and quinupristin/dalfopristin, and

•	if ramoplanin receives FDA and international marketing approval, it will face competition from commercially available drugs such as oral vancomycin and metronidazole as well as drugs focused on the treatment (as opposed to prevention) of bloodstream vancomycin-resistant enterocci infections in hospitalized patients, such as linezolid and quinupristin/dalfopristin.

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

As of March 31, 2004, we have one product candidate, anidulafungin, being reviewed by the FDA and three product candidates in clinical trials: dalbavancin in Phase III; ramoplanin in Phase III; and VIC-Acne which has completed Phase I. We also have anidulafungin in Phase III for an additional indication and dalbavancin and ramoplanin in Phase II each for an additional indication; the dalbavancin Phase II has concluded and top-line data released. Patient follow-up for these clinical trials has been limited and more trials will be required before we will expect to apply for regulatory approvals.

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

As of March 31, 2004, we had 37 full-time clinical development employees. We expect to continue to rely on third parties, including our collaborators, clinical research organizations and outside consultants, to assist us in managing and monitoring clinical trials. If these third parties fail to perform satisfactorily under the terms of our agreements with them, clinical trials for our product candidates might be delayed or unsuccessful. Furthermore, the FDA and/or other regulatory agencies of the EU, might inspect some of our clinical investigational sites, our collaborators’ records and our facilities and files to determine if the clinical trials were conducted according to good clinical practices. If the FDA determines that our clinical trials were not in compliance with applicable requirements, we might be required to repeat the clinical trials.

If our third-party manufacturers do not produce our product candidates on a timely basis, clinical trials and commercialization of our product candidates could be delayed.

We currently do not have our own manufacturing facilities capable of manufacturing our own products in quantities necessary for large-scale trials or marketing. The Aventis plant in Brindisi, Italy, and the Chemsyn Laboratories plant in the United States will be our initial manufacturing sites for dalbavancin and anidulafungin, respectively. Subsequently, we intend to manufacture products in our own manufacturing plant in Pisticci, Italy, which is currently under construction. To the extent that our manufacturing capabilities are insufficient to produce all of the necessary active ingredients for our current and future product candidates, we anticipate that we might need to rely on third parties to manufacture some or all of these active ingredients. However, there are a limited number of facilities in which our product candidates can be produced, and third-party manufacturers have limited experience in manufacturing anidulafungin, dalbavancin, ramoplanin and VIC-Acne in quantities sufficient for conducting clinical trials or for commercialization. Difficulties are often encountered in manufacturing new products, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA and other regulations, production costs, and development of advanced manufacturing techniques and process controls. Any contract manufacturer might not perform as agreed or might not remain in the contract manufacturing business for the time we require to successfully develop, produce and market our product candidates. If any of our contract manufacturers fails to perform satisfactorily under its agreements with us, such as by failing to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and if we do not find a replacement manufacturer or develop our own manufacturing capabilities, clinical trials involving our product candidates, or commercialization of our products, could be delayed.

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

We might seek additional funding, which could dilute our stockholders interest in our company or impose burdensome financial restrictions, and if we do not obtain necessary funding, we might be forced to delay or curtail the development of our product candidates.

We expect to incur increasing research and development, general and administrative and sales and marketing expenses over the next several years. Based on our current plans and assumptions, we estimate that our cash and liquid assets at March 31, 2004 will be sufficient to fund our operating losses for the next 16 to 22 months. However, if our plans change and/or our assumptions are inaccurate, we might need to seek and obtain capital sooner than anticipated. Some of our more significant plans and assumptions relate to:

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

Other than as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, we have no committed sources of additional capital. To the extent our capital resources are insufficient to meet our future capital requirements, we will have to raise additional funds to continue the development of our product candidates. We might also seek additional funding much earlier than we would otherwise need, in order to take advantage of attractive opportunities in the capital markets.

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

Compliance with the new NASDAQ corporate governance rules might require us to increase the size of our board.

We currently have seven directors on our board. In connection with the merger with Biosearch, we amended our bylaws in a manner that is intended, among other things, to maintain an even balance of legacy Versicor directors and legacy Biosearch directors on the board for three years from the date of the completion of the merger. If we decide to add additional directors to the board during that three-year period, our bylaws effectively require us to add an even number of directors (with one-half of the additional directors proposed by the four legacy Versicor directors and the other half proposed by the four legacy Biosearch directors) in order to maintain an equal number of legacy Versicor and Biosearch directors on the board. Our bylaws might make it more difficult for us to comply with NASDAQ’s recently proposed director-independence rule.

In order for a majority of our directors to be independent, we would need to (a) ask up to three of our non-independent directors to resign followed by appointment of three new independent directors and/or (b) increase the size of our board by adding up to six additional independent directors. Under the recently approved rules, our board will also need to appoint an independent director as chairman of the audit committee. Any increase in the size of our board or change in its membership might give rise to inefficiencies, which might cause some board actions to be delayed. We will need to comply with the new rules on the earlier of or before the date of our annual stockholders meeting in 2004 or October 31, 2004.

We might be required to repay some or all of the Italian and/or EU research grants and loan subsidies previously received by Biosearch and we might not qualify or be approved for new grants and subsidies.

Biosearch historically funded a portion of their operations through research grants and loan subsidies awarded by Italian and EU authorities. Under applicable law, any transfer of those grants and subsidies (including transfer by merger) requires written approval from the Italian bank. In connection with the merger, and the subsequent contribution to Vicuron Pharmaceuticals Italy S.r.l., our wholly owned Italian subsidiary, we applied for permission to transfer Biosearch’s grants and subsidies to our Italian branch and subsidiary. Although the merger and the contribution have been completed, the Italian and EU authorities have not as yet reached an official decision on whether to approve our transfer requests. If the transfers are approved, we intend to apply for further permission to contribute the grants and subsidies to Vicuron Pharmaceuticals Italy S.r.l., our wholly-owned subsidiary in Italy. We face the risk that one or both of the transfers might not be approved, in which case we might be required to repay some or all of the grants and subsidies received by Biosearch prior to the merger, in the aggregate amount of up to approximately $1.7 million as of March 31, 2004, and we may forfeit grants and subsidies awarded to Biosearch but not yet disbursed as of March 31, 2004 (based on exchange rates then prevailing). Regardless of whether or not we are required to repay those grants, we anticipate that our Italian subsidiary will be eligible to apply for new research grants and subsidies from both the Italian and EU authorities. However, grants and subsidies are awarded in the discretion of those authorities and we face the risk that our Italian subsidiary might not qualify or be approved for any additional grants or subsidies in the future.

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

Our success depends in part on our ability to protect our intellectual property from unauthorized use by third parties, which we will be able to do only to the extent that our intellectual property is covered by valid and enforceable patents or is effectively maintained as a trade secret. We have rights relating to 29 issued U.S. patents, 12 U.S. patent applications, 453 foreign patents and 51 foreign patent applications. Of these patents and patent applications:

•	our non-Biosearch patent portfolio as of March 31, 2004 includes no U.S. patents, 10 U.S. patent applications and eleven foreign patent applications; and

•	our Biosearch patent portfolio, as of March 31, 2004, includes an additional 29 U.S. patents, two U.S. patent applications, 450 foreign patents and 40 foreign patent applications (of which, dalbavancin-related rights include four issued U.S. patents and 113 foreign patent applications).

Our collaborations involve the following patents:

•	our license agreement with Eli Lilly with respect to anidulafungin covers 17 U.S. patents, 9 U.S. patent applications, 117 foreign patents and 106 foreign patent applications;

•	our collaborative agreement with Novartis covers two U.S. patent applications; and

•	our collaborative agreement with Pfizer (as successor to Pharmacia) with respect to the development of oxazolidinones covers four U.S. patents, six U.S. patent applications, two Canadian patent applications and one foreign patent application.

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

Our success depends in part on our ability to operate without infringing upon the intellectual property rights of others. Research has been conducted for many years in the areas in which we focus our research and development efforts. This has resulted in a substantial number of issued patents and an even larger number of still-pending patent applications. U.S. patent applications, which are not foreign filed, can be maintained in secrecy until issuance. U.S. patent applications which are also intended for foreign filing usually publish 18 months after the earliest priority date or within six months of the U.S. filing date, whichever is later. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Our commercial success will depend significantly on an ability to operate without infringing the patents and other intellectual property rights of third parties. However, our technologies might infringe the patents or violate other intellectual property rights of third parties without our knowledge. In the event an infringement claim is brought against us, we might be required to pay legal and other expenses to defend such a claim and, if our defense is unsuccessful, we might be prevented from pursuing product development and commercialization and might be subject to damage awards.

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

If the government or other third-party payors fail to provide adequate coverage and reimbursement rates for our future products, if any, our revenues and prospects for profitability will be harmed.

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

The use of any of our product candidates in clinical trials, and the sale of any approved products, might expose us to product liability claims. We currently maintain product liability insurance coverage in the amount of $10.0 million per occurrence and $10.0 million in the aggregate. Such insurance coverage might not protect us against all of the claims to which we might become subject. We might not be able to maintain adequate insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a claim is brought against us, we might be required to pay legal and other expenses to defend the claim, as well as uncovered damages awards resulting from a claim brought successfully against us. Furthermore, whether or not we are ultimately successful in defending any such claims, we might be required to direct financial and managerial resources to such defense and adverse publicity could result, all of which could harm our business.

Risks Related to the Securities Markets

Our stock price has been and is likely to continue to be volatile, and could suffer a decline in value.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	the results of our clinical trials and those of our competitors, and any significant delays or unexpected complications in our clinical trials;

•	decisions by regulatory authorities with respect to our development efforts and product candidates;

•	public concern regarding the safety and efficacy of drugs we develop;

•	new products or services introduced or announced by us or our competitors;

•	announcements of scientific innovations by us or our competitors;

•	actual or anticipated variations in our annual and quarterly operating results;

•	conditions or trends in the biotechnology and pharmaceutical industries;

•	announcements by us of significant acquisitions, strategic collaborations, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	general economic conditions;

•	changes in, or failure to achieve, financial estimates by securities analysts;

•	new regulatory legislation is adopted in the United States or abroad;

•	future sales of equity or debt securities by us; and

•	sales of our common stock by our directors, officers or significant stockholders.

In addition, the stock market in general, and the NASDAQ National Market, the Nuovo Mercato and the market for biotechnology and pharmaceutical stocks in particular, have experienced significant price and volume fluctuations. Over the 52-week period ending April 27, 2004, the market price of Vicuron common stock as reported on the NASDAQ National Market ranged from a high of $24.54 to a low of $11.30 and our average daily trading volume was 342,169 shares. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors might seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

The table below presents principal amounts and related weighted average interest rates by year of maturity for our cash and cash equivalents and marketable securities (in thousands):

2004
Cash and cash equivalents	$102,176
Average interest rate	1.70%
Marketable securities	$40,168
Average interest rate	1.35%

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

Exchange Rates

As a result of our 2003 merger with Biosearch, we are exposed to risks resulting from fluctuations in the exchange rate of the dollar relative to the euro. A portion of our consolidated revenues and costs now arise in euros. To manage this risk, we intend to maintain a portion of our cash and cash equivalents and marketable securities denominated in euros.

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

As of March 31, 2004, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act,) and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. These officers have also concluded that there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

At March 31, 2004, there were no significant pending legal proceedings to which we were party or to which any of our properties were subject.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The exhibits listed on the Exhibit List, which appears below following the signature page, are included or incorporated by reference in this Quarterly Report.

Reports on Form 8-K

On March 11, 2004, we filed a Current Report on Form 8-K under Item 7, and furnished information to the SEC on such report under Item 12, announcing earnings for the fourth quarter of 2003 and the year ended December 31, 2003. The information provided on such report shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section.

On March 17, 2004, we filed a Current Report on Form 8-K under Item 5 with the SEC, announcing the resignation of Claudio Quarta, Ph.D. as the Chief Operating Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICURON PHARMACEUTICALS INC.

Date: May 6, 2004	/s/ GEORGE F. HORNER III
George F. Horner III
President and Chief Executive Officer (Principal Executive Officer and Accounting Officer)

Date: May 6, 2004	/s/ DOV A. GOLDSTEIN, M.D.
Dov A. Goldstein, M.D.
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2004 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of July 30, 2002 by and between Versicor Inc. and Biosearch Italia, S.p.A. (5)

2.2	First Amendment to Agreement and Plan of Merger entered into on August 14, 2002, by and between Versicor Inc. and Biosearch Italia S.p.A.(2)

2.3	Second Amendment to Agreement and Plan of Merger entered into on October 29, 2002, by and between Versicor Inc. and Biosearch Italia S.p.A.(2)

3.1	Fourth Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment and Restatement of the Certificate of Designations of Versicor Inc. (6)

3.3	Certificate of Merger relating to the merger of Biosearch Italia S.p.A. with and into Versicor Inc.(3)

3.4	Certificate of Ownership and Merger Merging Vicuron Pharmaceuticals Inc. into Versicor Inc. (7)

3.5	Amended and Restated Bylaws, as currently in effect(3)

4.1	Form of Common Stock Certificate(1)

4.2	Warrant for the Purchase of Shares of Common Stock dated as of March 10, 1997 by and between Genome Therapeutics, Inc. and Versicor Inc.(1)

4.3	Form of Warrant for the Purchase of Shares of Series C Preferred Stock dated as of December 9, 1997(1)

4.4	Form of Warrant for the Purchase of Shares of Series F Preferred Stock dated as of June 25, 1999(1)

4.5	Second Amended and Restated Investors’ Rights Agreement(1)

4.6	Shareholder Rights Agreement by and between Versicor Inc. and American Stock Transfer & Trust Company, as Rights Agent, dated June 28, 2001 (6)

4.7	First Amendment to Shareholder Rights Agreement, dated as of July 30, 2002, by and between Versicor Inc. and American Stock Transfer & Trust Company, as Rights Agent (5)

4.8	Registration Rights Agreement dated as of April 8, 2002, by and among Versicor Inc. and the Purchasers listed on Schedule A attached thereto (8)

4.9	Form of Deposit Agreement and Depositary Receipt(4)

4.10	Form of Senior Debt Indenture(4)

4.11	Form of Subordinated Debt Indenture(4)

4.12	Form of Common Stock Warrant Agreement and Warrant Certificate(4)

4.13	Form of Preferred Stock Warrant Agreement and Warrant Certificate(4)

4.14	Form of Depository Share Warrant Agreement and Warrant Certificate(4)

4.15	Form of Debt Securities Warrant Agreement and Warrant Certificate(4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of George F. Horner III(9)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Dov A. Goldstein, M.D.(9)

32.1	Section 1350 Certification(9)

(2)	Filed as an exhibit to our Registration Statement on Form S-4 (File No. 333-98935) as amended, effective November 5, 2002, and incorporated herein by reference.
(3)	Filed as an exhibit to our Annual Report on Form 10-K, which was filed with the SEC on March 3, 2003, and incorporated herein by reference.
(4)	Filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-112847), which was filed with the SEC on February 13, 2004, and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K, which was filed with the SEC on July 31, 2002 and is incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K, which was filed with the SEC on July 11, 2001 and incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K, which was filed with the SEC on March 26, 2003 and incorporated herein by reference.
(8)	Filed as an exhibit to our Current Report on Form 8-K, which was filed with the SEC on April 10, 2002 and incorporated herein by reference.
(9)	Filed herewith.