Form 10-Q
period 2004-06-30
VICURON PHARMACEUTICALS INC
filed 2004-08-06
CIK 1052547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

On August 1, 2004, there were 54,766,469 common shares outstanding of the registrant’s only class of common stock.

The Exhibit Index begins on page 34.

VICURON PHARMACEUTICALS INC.

Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VICURON PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$81,436	$113,361
Marketable securities	36,003	52,796
Accounts receivable, net	4,837	5,533
Prepaid expenses and other current assets	6,656	6,329

Total current assets	128,932	178,019
Property, plant and equipment	48,776	43,757
Intangible assets, net	21,455	23,373
Long-term receivables	10,928	9,787
Long-term marketable securities—restricted	2,925	3,232
Other assets	330	330

Total assets	$213,346	$258,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,582	$13,986
Accrued liabilities	17,920	15,085
Current portion of long-term debt	1,136	2,360
Current portion of deferred revenue	79	1,068

Total current liabilities	33,717	32,499

Long-term debt, less current portion	7,243	7,493
Deferred revenue, less current portion	2,437	1,750
Other long-term liabilities	2,933	2,973

Total liabilities	46,330	44,715

Stockholders’ equity:
Common stock	55	54
Additional paid-in capital	524,457	518,275
Deferred stock compensation	(283)	(454)
Accumulated other comprehensive income	17,141	22,632
Accumulated deficit	(374,354)	(326,724)

Total stockholders’ equity	167,016	213,783

Total liabilities and stockholders’ equity	$213,346	$258,498

The accompanying notes are an integral part of the condensed consolidated financial statements.

VICURON PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
Collaborative research and development, contract services and government grants	$1,778	$2,148	$3,570	$3,865
License fees and milestones	139	130	275	171

Total revenues	1,917	2,278	3,845	4,036

Operating expenses:
Research and development	19,355	25,158	41,390	37,883
General and administrative	7,192	3,643	11,263	5,724
Acquired in-process research and development	—	—	—	94,532

Total operating expenses	26,547	28,801	52,653	138,139

Loss from operations	(24,630)	(26,523)	(48,808)	(134,103)

Other income (expense):
Investment income	545	718	1,231	1,168
Interest expense	(25)	(47)	(53)	(117)

Net loss	$(24,110)	$(25,852)	$(47,630)	$(133,052)

Net loss per share:
Basic and diluted	$(0.44)	$(0.54)	$(0.88)	$(3.25)

Weighted average shares	54,616	47,709	54,323	40,890

The accompanying notes are an integral part of the condensed consolidated financial statements.

VICURON PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(47,630)	$(133,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,801	2,064
Non-cash stock compensation expense	146	845
Amortization of bond discounts	578	—
Acquired in-process research and development	—	94,532
Changes in operating assets and liabilities, net of effect of merger:
Accounts receivable	421	(293)
Prepaid expenses and other current assets	277	2,339
Long-term receivables	(1,277)	(1,149)
Other assets	—	(216)
Accounts payable	945	(2,128)
Accrued liabilities	2,943	1,878
Advances received	—	(403)
Deferred revenue	(270)	(395)
Other long-term liabilities	(653)	48

Net cash used in operating activities	(41,719)	(35,930)

Cash flows from investing activities:
Purchases of marketable securities	(14,048)	—
Sales/maturities of marketable securities	30,083	28,963
Additions to property and equipment	(8,353)	(7,858)
Net cash and cash equivalents acquired in Biosearch merger	—	746

Net cash provided by investing activities	7,682	21,851

Cash flows from financing activities:
Proceeds from issuance of common stock, net	6,155	564
Proceeds from long-term debt	—	2,779
Repayments of long-term debt	(1,216)	(1,050)

Net cash provided by financing activities	4,939	2,293

Effect of exchange rate changes on cash and cash equivalents	(2,827)	474

Net change in cash and cash equivalents	(31,925)	(11,312)

Cash and cash equivalents at beginning of period	113,361	28,271

Cash and cash equivalents at end of period	$81,436	$16,959

Supplemental cash flow information:
Cash paid during the period for interest	$52	$120

Supplemental disclosure of non-cash investing activities:
Common stock and stock options issued in Biosearch merger	$—	$236,089

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of the results for the interim periods ended June 30, 2004.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year or any other interim period. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003, which are included in Vicuron Pharmaceutical’s Inc.’s or the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

On March 26, 2003, as a result of the Company’s merger with Biosearch Italia S.p.A., a publicly listed company in Italy, the company changed its name from Versicor Inc. to Vicuron Pharmaceuticals Inc.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net Loss, as reported	$(24,110)	$(25,852)	$(47,630)	$(133,052)
Add: stock-based employee compensation expense included in net loss	18	261	69	572
Less: total stock-based employee compensation, determined under fair value based method for all awards	(3,497)	(4,716)	(5,497)	(7,062)

Net loss pro forma	$(27,589)	$(30,307)	$(53,058)	$(139,542)

Basic and diluted net loss per share: As reported	$(0.44)	$(0.54)	$(0.88)	$(3.25)

Pro forma	$(0.51)	$(0.64)	$(0.98)	$(3.41)

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

	June 30,
	2004	2003
Shares issuable upon exercise of stock options	8,508	8,797
Shares issuable upon exercise of warrants	112	195

	8,620	8,992

3. Merger with Biosearch Italia S.p.A.

On February 28, 2003, the Company acquired all of the outstanding shares of Biosearch Italia S.p.A., a publicly listed company in Italy. In connection with the merger transaction, the Company issued 1.77 shares of its common stock for each outstanding share of Biosearch stock, or approximately 21.4 million shares. The Company also issued options covering approximately 4.3 million common shares of its common stock, including options issued to replace options that were held by Biosearch employees and consultants at the date of the transaction.

The following unaudited pro forma consolidated financial information has been prepared as if the merger with Biosearch had occurred as of January 1, 2003 (in thousands, except per share amounts):

Six Months Ended June 30,
2003
Revenues	$5,409

Net loss	$(44,539)

Net loss per share:
Basic and diluted	(0.93)

Weighted average shares	47,692

The unaudited pro forma consolidated financial information are not necessarily indicative of the Company’s future results of operations of the results of operations which might have occurred had the merger actually taken place on January 1, 2003.

4. Comprehensive Loss

For the three month and six month periods ended June 30, 2004 and 2003, the components of total comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss (as reported)	$(24,110)	$(25,852)	$(47,630)	$(133,052)

Foreign currency translation adjustment	(1,464)	8,614	(5,358)	8,363
Unrealized (loss) on investments	(107)	19	(133)	(10)

Other comprehensive loss	(1,571)	8,633	(5,491)	8,353

Pro forma	$(25,681)	$(17,219)	$(53,121)	$(124,699)

5. Restructuring Charge

On May 25, 2004, the Company received an approvable letter from the U.S. Food and Drug Administration (FDA). However, the letter indicated that the Company’s NDA submission for anidulafungin does not currently support a labeling claim for the initial treatment of esophageal candidiasis. In the letter, the FDA indicated that the Company could potentially achieve approval for anidulafungin upon the completion of our ongoing Phase III clinical trial for the treatment of invasive candidiasis/candidemia or the completion of further clinical work in patients with candidal disease refractory to other treatments. The Company has met with the FDA to discuss options with respect to potentially obtaining the approval of anidulafungin as soon as possible, and intends to complete the Phase III trial in invasive candidiasis/candidemia by the end of 2004. The Company has also reduced its expenses in light of this delay. Between the period of May 31, 2004 through July 2, 2004, the Company reduced its workforce. The severance charge was $864,000 of which $560,000 was paid during the second quarter of 2004. The accrued severance balance at June 30, 2004 was $304,000. The severance charge was included in the research and development and general and administrative expense line items on the consolidated statement of operations.

6. Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 was revised by FIN 46 “R” in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s financial statements.

NOTE 7 – SEGMENT INFORMATION

The Company evaluates performance of its segments and allocates resources to them based upon the Company’s strategy related to the discovery, development, manufacturing and marketing of pharmaceutical products for the treatment of bacterial and fungal infections in the hospital setting.

The Company’s revenue for the six month period ended June 30, 2004 consisted primarily of collaborative research and development fees from Pfizer and Novartis of $1.8 million and $1.3 million, respectively.

As a result of the merger with Biosearch Italia in 2003, the Company now operates in two geographic segments, including the United States and Italy. The United States operations include the Corporate headquarters, clinical development and research. The operations in Italy include a research facility and a manufacturing plant which is under construction.

The table below presents geographic information about reported segments for the six months ended June 30, 2004:

	United States	Italy	Consolidated
Net revenue	$3,135	$711	$3,846
Long lived assets	$4,335	$80,078	$84,413

NOTE 8 – LEGAL PROCEEDINGS

Beginning on June 15, 2004, six shareholder securities class action complaints were filed against the Company and certain of the Company’s senior officers in the U. S. District Court for the Eastern District of Pennsylvania. Those actions are styled: Perry Paragamian vs. Vicuron Pharmaceuticals, Inc., et al. (Case No. 04cv2627); John H Taylor vs. Vicuron Pharmaceuticals, Inc. et al. (Case No. 04cv2685); Security Police-Fire Professionals of America vs. Vicuron Pharmaceuticals, Inc. et al. (Case No. 04cv2708); Fred Zucker vs. Vicuron Pharmaceuticals, Inc. et al. (Case No. 04cv2745); Brian B. Steketee vs. Vicuron Pharmaceuticals, Inc. et al. (Case No. 04cv3365); and Brad Staton vs. Vicuron Pharmaceuticals, Inc. (Case No. 04cv3422). Each complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act arising from our May 24, 2004 press release announcing the approvable letter from the FDA indicating anidulafungin does not currently support a labeling for initial treatment of esophageal candidiasis. Each plaintiff seeks to represent a class of Vicuron securities purchasers from January 6, 2003, through May 24, 2004, (except Zucker, whose putative class period begins March 17, 2003). The complaints seek compensatory damages, interest, attorneys’ fees, and injunctive and equitable relief. The Company intends to defend this litigation vigorously. These cases are in a very early stage, and the Company is unable to express an opinion at this time as to the likely outcome.

On July 2, 2004, a shareholder derivative complaint styled Jonathan Meyers vs. George F. Horner, III et al. was filed against certain of the Company’s officers and directors in the Court of Common Pleas of the State of Pennsylvania, Montgomery County (Case no. 04-19595). The complaint purports to allege claims of insider selling, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment against the Company’s directors and certain of our senior officers. The complaint seeks compensatory damages, disgorgement of profits, imposition of a constructive trust, equitable and injunctive relief, attorneys’ fees and costs. This case is in a very early stage, and the Company is unable to express an opinion at this time as to the likely outcome.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements for the year-ended December 31, 2003 included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission, or the SEC. This discussion may contain forward-looking statements that involve risks and uncertainties. The words “expects,” “believes,” “anticipates,” “intends,” “will” and similar expressions or the negatives of these words or phrases are intended to identify forward-looking statements. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this document and in our Annual Report on Form 10-K, our actual results may differ significantly from those anticipated in these forward-looking statements.

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

Since we began our operations in 1995, we have not generated any revenues from product sales. In early 2003, we completed a Phase III clinical trial with anidulafungin, our lead antifungal product candidate, for the treatment of esophageal candidiasis. Based in part on the results of that trial, in April 2003 we filed a New Drug Application for anidulafungin for the treatment of esophageal candidiasis, which was accepted for review by the FDA in June 2003. In January 2004, we announced that we received notification from the FDA that the agency would complete its review of our anidulafungin NDA on May 25, 2004, which represented a 90-day extension of the original action date. The extension was the result of the FDA’s request for additional bioanalytical data. On May 25, 2004, we received an approvable letter from the U.S. Food and Drug Administration (FDA). However, the letter indicated that the company’s NDA submission for anidulafungin does not currently support a labeling claim for the initial treatment of esophageal candidiasis. In the letter, the FDA indicated that we could potentially achieve approval for anidulafungin upon the completion of our ongoing Phase III clinical trial for the treatment of invasive candidiasis/candidemia or the completion of further clinical work in patients with candidal disease refractory to other treatments. We have met with the FDA to discuss options with respect to potentially obtaining the approval of anidulafungin as soon as possible, and intend to complete the Phase III trial in invasive candidiasis/candidemia by the end of 2004. We have also reduced our expenses in light of this delay. We can provide no assurance regarding the outcome and/or timing of the FDA review. In December 2003, we also announced the filing of our marketing authorization application for anidulafungin for the treatment of esophageal candidiasis with the European Agency for the Evaluation of Medicinal Products, which will be reviewed under the European Community centralized licensing procedure, which is the procedure used to determine the scope of marketing authorization for human therapeutic products in all member states of the European Union.

Our lead antibiotic product candidate, dalbavancin entered into Phase III clinical trials in December 2002. In May 2004, the Company completed enrollment in three Phase III clinical trials involving over 1,500 patients designed to support registration of once-weekly dalbavancin for the treatment of skin and soft tissue infections (SSTIs). We expect to announce data from these studies in the second half of 2004 and file an NDA for dalbavancin with the FDA by the end of 2004. We also completed a Phase I clinical trial of VIC-Acne in 2003. We have several lead compounds in pre-clinical studies.

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

Since our inception we have incurred significant losses. As of June 30, 2004, we had an accumulated deficit of $374.4 million. We anticipate incurring additional losses, which may increase for the foreseeable future, including at least through December 31, 2006.

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

Major Research and Development Projects

Our ongoing clinical trials of anidulafungin and dalbavancin are our two most significant research and development projects, generating 26% and 23%, respectively, of our total research and development expenditure since our inception.

Anidulafungin

Anidulafungin is our lead antifungal product candidate and a Phase III clinical trial for the treatment of esophageal candidiasis has been completed. We in-licensed anidulafungin from Eli Lilly pursuant to the May 1999 agreement described below. As of June 30, 2004, the intravenous formulation of anidulafungin is in Phase III clinical trial for the treatment of invasive candidiasis/candidemia. The Company also completed a Phase III clinical trial for the treatment of aspergillosis and top line data has already been released.

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

Research and development expense allocated to our anidulafungin project, expressed as a percentage of total research and development expense for the period was:

•	11% for the six months ended June 30, 2004 compared to 29% for the six months ended June 30, 2003; and

•	26% in the aggregate from our inception through June 30, 2004.

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

A failure to obtain marketing approval for anidulafungin would likely have the following results on our operations, financial position and liquidity:

•	because our research and development projects are independent, a failure to obtain marketing approval for anidulafungin would not necessarily interrupt our development programs for dalbavancin or pre-clinical compounds; however, we might reduce our development staff (unless one or more of our other product candidates is then entering late stage clinical trials, in which case we might re-assign anidulafungin researchers to those projects);

•	we would be relieved of our contingent obligation to make further milestone payments and royalty payments to Eli Lilly;

•	we would not earn any sales revenue from anidulafungin, which would increase the likelihood that we would need to obtain additional financing for our other development efforts; and

•	our reputation among investors might be harmed, which might cause our stock price to fall and make it more difficult for us to raise equity capital on attractive terms or at all.

Dalbavancin

Dalbavancin is our lead antibiotic product candidate. As of June 30, 2004, dalbavancin is in:

•	Three Phase III clinical trials for the treatment of skin and soft tissue infections (enrollment completed); and

•	Phase II clinical trial for the treatment of catheter-related blood stream infections, which was completed and topline data released and publicly presented.

Research and development expense allocated to our dalbavancin project, expressed as a percentage of total research and development expense for the period was:

•	31% for the six months ended June 30, 2004, compared to 23% for the six months ended June 30, 2003 (the increase is primarily the result of Phase III clinical trial activity); and

•	23% in the aggregate from our inception through June 30, 2004.

Our development administration overhead costs are included in total research and development expense for each period; these costs are not allocated among our various projects.

The goal of our dalbavancin project is to obtain marketing approval from the FDA and analogous international agencies. We will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before we can obtain such marketing approvals, we will need to complete pivotal Phase III clinical trials with satisfactory results and submit an NDA to the FDA. We expect to announce data from these studies in the second half of 2004 and file an NDA for dalbavancin with the FDA by the end of 2004. We are unable to estimate the costs to completion for our dalbavancin project due to the risks surrounding the clinical trial process, including the risk that we may repeat, revise or expand the scope of our ongoing clinical trials or conduct additional clinical trials to secure marketing approvals and the additional risks listed under the caption “Risk Factors—Risks Related to Our Business.” If clinical trials for our product candidates are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines, which could harm our business and cause our stock price to decline. Material cash inflows relating to our dalbavancin project will not commence until after marketing approvals are obtained, and then only if dalbavancin finds acceptance in the marketplace. Because of the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from our dalbavancin project will commence, if ever.

A failure to obtain marketing approval for dalbavancin would likely have the following results on our operations, financial position and liquidity:

•	because our research and development projects are independent, a failure to obtain marketing approval for dalbavancin would not necessarily interrupt our development programs for anidulafungin or our pre-clinical compounds, however, we might reduce our development staff (unless one or more of our other product candidates is then entering late-stage clinical trials, in which case we might be able to re-assign dalbavancin staff to those projects);

•	we would not earn any sales revenue from dalbavancin, which would increase the likelihood that we would need to obtain additional financing for our other development efforts; and

•	our reputation among investors might be harmed, which might cause our stock price to fall and make it more difficult for us to obtain equity capital on attractive terms or at all.

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

Development Administration

Research and development expense comprising development administration overhead costs, expressed as a percentage of total research and development expense for the period was:

•	10% for the six months ended June 30, 2004, compared to 16% for the six months ended June 30, 2003; and

•	9% in the aggregate from the inception of our company through June 30, 2004.

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

Oxazolidinones collaboration with Pfizer. We are party to a collaboration agreement with Pharmacia Corporation, now Pfizer, pursuant to which we are collaborating to discover, synthesize and develop second and third generation oxazolidinone product candidates. In connection with the collaboration, Pfizer made an equity investment in us of $3.8 million and paid us research support and license fee payments. Under the terms of the agreement and in consideration for our research obligations, we are entitled to receive funding from Pfizer to support certain of our full-time researchers. If specified milestones are achieved, Pfizer is obligated to pay us additional payments of up to $14.0 million for each compound, a portion of which may be credited against future royalty payments to which we are entitled on the worldwide sales of any drug developed and commercialized from the collaboration. The collaboration expires in 2005. Through June 30, 2004, Pfizer has made aggregate payments to us under this collaboration agreement (excluding equity investments) of $18.4 million.

Research and development expense allocated to our collaboration with Pfizer, expressed as a percentage of total research and development expense for the period was:

•	4% for the six months ended June 30, 2004, compared to 4% for the six months ended June 30, 2003; and

•	7% in the aggregate from January 1, 1999 through June 30, 2004.

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

Deformylase inhibitors collaboration with Novartis. We are also party to a collaboration agreement with Novartis Pharma AG pursuant to which we are collaborating to discover and develop novel deformylase inhibitors. In connection with the collaboration, Novartis made an initial equity investment in us of $3.0 million. We have also received a number of milestone payments from Novartis and are entitled to receive payments of up to $13.0 million for our compounds or up to $7.25 million for Novartis compounds upon the achievement of specified milestones. Novartis may deduct a portion of these milestone payments from the royalties it will be obligated to pay us on the worldwide sales of any drug developed and commercialized from this collaboration. The collaboration agreement expires in March 2005. In September 2003, we announced achievement of a late-stage preclinical milestone for which we received a milestone payment from Novartis. Through June 30, 2004, Novartis has made aggregate payments to us under this collaboration agreement (excluding equity investments) of $16.9 million.

Research and development expense allocated to our collaboration with Novartis, expressed as a percentage of total research and development expense for the period was:

•	3% for the six months ended June 30, 2004, compared to 3% for the six months ended June 30, 2003; and

•	6% in the aggregate from January 1, 1999 through June 30, 2004.

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

During the period ended June 30, 2004, we reduced deferred stock compensation by $(25,000) to reflect the decline in the market price of our stock. We recorded deferred stock compensation of $670,000 in the six months ended June 30, 2003. These amounts were recorded as a component of stockholders’ equity and are being amortized as charges to operations over the vesting periods of the options. We recorded amortization of deferred stock compensation of $146,000 and $845,000 in the six months ended June 30, 2004 and 2003, respectively.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues

Revenues were $1.9 million and $2.3 million in the three months ended June 30, 2004 and 2003. Revenues in 2004 consisted of $1.6 million of collaborative research and development fees from Pfizer and Novartis and $0.3 million of collaborative research and development and grant revenue from our research operations in Italy. Revenues in 2003 consisted of $1.5 million of collaborative research and development fees from Pfizer and Novartis and $0.8 million of collaborative research and development and grant revenues from our research operations in Italy.

Research and Development Expenses

Research and development expenses were $19.4 million and $25.2 million in the three months ended June 30, 2004 and 2003, respectively. The decrease in these expenditures was due to a one time payment of $6.0 to Eli Lilly in connection with the FDA filing of anidulafungin in the second quarter of 2003.

General and Administrative Expenses

General and administrative expenses were $7.2 million and $3.6 million in the three months ended June 30, 2004 and 2003, respectively. The increase in expenses resulted primarily from costs related to the commencement of the development of a sales and marketing infrastructure.

Investment Income

Investment income was $545,000 and $718,000 in the three months ended June 30, 2004 and 2003, respectively. The decreased income in the second quarter of 2004 was due to a decrease in interest-bearing cash and marketable securities during the period.

Interest Expense

Interest expense was $25,000 and $47,000 in the three months ended June 30, 2004 and 2003, respectively. The decrease was due to a decrease in interest-bearing debt.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues

Revenues were $3.8 million and $4.0 million in the six months ended June 30, 2004 and 2003. Revenues in 2004 consisted of $3.1 million of collaborative research and development fees from Pfizer and Novartis and $0.7 million of collaborative research and development and grant revenue from our research operations in Italy. Revenues in 2003 consisted of $3.0 million of collaborative research and development fees from Pfizer and Novartis and $1.0 million of collaborative research and grant revenue from our research operations in Italy.

Research and Development Fees

Research and development expenses were $41.4 million and $37.9 million in the six months ended June 30, 2004 and 2003 respectively. The increase in expenditure is partly due to the fact that the 2004 number includes Italian research costs resulting from our merger with Biosearch for the entire six months compared with 2003, which included four months of our Italian operations, and also an increase in our development team expenditures resulting in increased expenditures.

General and Administrative Expenses

General and administrative expenses were $11.3 and $5.7 million in the six months ended June 30, 2004 and 2003 respectively. The increase in expenses in the second half of 2003 results from our operations in Italy acquired in the merger and the commencement of the development of a sales and marketing infrastructure.

Acquired In-Process Research and Development

In the first quarter of 2003, we recorded a non cash charge to operations $94.5 million for acquired in-process research and development resulting from our merger with Biosearch. This amount represents the estimated fair value relating to incomplete research and development projects which, at the time of the merger, had no alternative future use and for which technological feasibility had not been established.

Investment Income

Investment income was $1.2 million in the six months ended June 30, 2004 and 2003. The balance was the same because the interest-bearing cash and marketable securities were the same during these periods.

Interest Expense

Interest expense was $53,000 and $117,000 in the six months ended June 30, 2004 and 2003, respectively. The decrease was due to a decrease in interest bearing-debt.

Financial Condition

Assets

As of June 30, 2004 and December 31, 2003, we held total assets of $213.3 million and $258.5 million, respectively. The decrease in total assets was primarily due to the decrease in cash and marketable securities which are used to fund our operations.

Liabilities

As of June 30, 2004 and December 31, 2003, our total liabilities equaled $46.3 million and $44.7 million, respectively. The increase in total liabilities was primarily due to the increase in research and development costs and general and administrative costs.

Stockholders’ Equity

As of June 30, 2004 and December 31, 2003, our total stockholders’ equity equaled $167.0 and $213.8, respectively. The decrease in our stockholders’ equity was primarily due to our year-to-date loss of $47.6 million.

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

We have also received payments for collaborative research, contract services and milestone payments, as well as license fees from our collaborators, including Sepracor. Of these payments, $1.8 million constitutes deferred revenue as of June 30, 2004.

We also have a $6.0 million term loan and a $2.0 million equipment note with a commercial bank, the latter of which at June 30, 2004 is fully drawn. Proceeds from the loan were used to repay Sepracor for leasehold improvements to our facilities and for general corporate purposes. Proceeds from draw downs on the equipment note were used to finance capital expenditures. The term loan accrues interest at the prime rate plus 0.5% (the prime rate was 4.25% at June 30, 2004) and the equipment notes’ interest rate is based on the LIBOR rate plus an applicable margin (the applicable LIBOR rate for our note was 1.86% of June 30, 2004). The term loan and the final note balance are due and payable on December 31, 2004. The outstanding balance of these loans was $1.1 million at June 30, 2004.

As a result of our merger with Biosearch, we acquired additional long-term debt relating to a loan agreement entered into by Biosearch in November 2000 with Ministero Istruzione Università Ricerca, or MIUR, to fund certain research projects undertaken by Biosearch. This loan matures in January 2011 and at June 30, 2004; the amount outstanding under this loan is $1.2 million.

In February 2004, we filed a universal shelf registration statement on Form S-3, which has been declared effective. This shelf registration statement will allow us to offer $200.0 million of our securities from time to time in one or more public offerings of our common stock, preferred stock, warrants and/or debt securities.

In addition, in July 2002, the Company entered into a loan facility with the Basilicata Region of Italy for the construction of our manufacturing plant in Pisticci. Under the loan agreement, we have a total loan facility of $9.2 million (at exchange rates prevailing at June 30, 2004), of which we have drawn $6.2 million. The loan matures in 2012.

Cash used in operations was $41.7 million and $35.9 million in the six months ended June 30, 2004 and 2003, respectively. The net loss for the first six months of 2004 was $47.6 million. In the first six months of 2003, the net loss of $133.1 million was offset by non-cash charges relating to depreciation and amortization combined with the non-cash charge for acquired in process research and development of $94.5 million.

Cash provided by investing activities was $7.7 million and $21.9 million in the six months ended June 30, 2004 and 2003, respectively. The principal source of cash in both periods resulted from the net maturity of marketable securities to fund operating losses and the mix of our investment portfolio of cash and cash equivalents and marketable securities. The capital expenditures of $8.4 million in 2004 and $7.9 million in 2003 are primarily due to the construction of our manufacturing plant in Pisticci, Italy.

Cash provided by financing activities was $4.9 and $2.3 million in the six months ended June 30, 2004 and 2003, respectively. The increase was due to the exercise of employee stock options.

At June 30, 2004, our cash and cash equivalents and unrestricted marketable securities totaled $117.4 million compared to $166.2 million at December 31, 2003.

We expect to have negative cash flow from operations for the foreseeable future. We also expect to incur increasing research and development, and general and administrative expenses, including expenses relating to clinical development, additions to personnel, production and commercialization efforts and the integration of our operations with those of Biosearch. Our future capital requirements will depend on a number of factors, including our success in developing markets for our products, payments received or made under collaboration agreements, the timing and outcome of regulatory approvals, the need to acquire licenses to new products or compounds, the status of competitive products and the availability of other financing. We believe our existing cash and cash equivalents and marketable securities at June 30, 2004 will be sufficient to fund our operating expenses, debt repayments and capital requirements for between the next 14 to 20 months.

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

RISK FACTORS

In addition to the other information included or incorporated by reference into this Quarterly Report on Form 10-Q, you should carefully consider the following factors in evaluating our company or an investment in any of our securities. Our actual future results and trends may materially differ from our historical results or trends to date, or those anticipated in our forward-looking statements, depending on a variety of factors, including, but not limited to, the factors set forth in this section. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our expectations as of the date of this Quarterly Report, and subsequent events will cause our expectations to change. However, while we may elect to update these forward-looking statements, we specifically disclaim any intention or obligation to do so. Additional risks not presently known to us or that we currently deem immaterial might also harm our business.

Risks Related to Our Business

Our ability to become profitable is heavily dependent upon our obtaining FDA approval of anidulafungin and dalbavancin, our two lead product candidates, and marketing them successfully.

In January 2004, we announced that we received notification from the FDA that the agency would complete its review of our anidulafungin NDA on May 25, 2004, which represented a 90-day extension of the original action date. The extension was triggered by the FDA’s request for additional bioanalytical data. On May 25, 2004, we received an approvable letter from the FDA. However, the letter indicated that our NDA submission for anidulafungin does not currently support a labeling claim for the initial treatment of esophageal candidiasis. In the letter, the FDA indicated that we could potentially achieve approval for anidulafungin upon the completion of Vicuron’s ongoing Phase III clinical trial for the treatment of invasive candidiasis/candidemia or the completion of further clinical work in patients with candidal disease refractory to other treatments. We have met with the FDA to discuss options with respect potentially obtaining the approval of anidulafungin as soon as possible, and intend to complete the Phase III trial in invasive candidiasis/candidemia by the end of this year. We can provide no assurance regarding the outcome and/or timing of the FDA review. As a result of the delay in launching anidulafungin due to the FDA’s action, we have taken steps to reduce our expenditures, and between the period of May 31, 2004 through July 2, 2004, we have reduced our workforce. In addition, we anticipate making additional reductions in our workforce at our research center in Gerenzano, Italy. However, we can provide no assurance that such reductions will be sufficient to reduce our expenses in light of this delay to an appropriate level.

Our lead antibiotic product candidate, dalbavancin, entered into Phase III clinical trials in December 2002. In May 2004, we completed enrollment in three Phase III clinical trials involving over 1,500 patients designed to support registration of once-weekly dalbavancin for the treatment of skin and soft tissue infections (SSTIs). We expect to announce data from these studies in the second half of 2004 and file an NDA for dalbavancin with the FDA by the end of 2004. Factors that could negatively affect or delay our receipt of FDA approval of one or both of these drugs include:

•	a refusal by the FDA to approve our NDAs for these drugs or a request for additional information or data.

•	delays in completing clinical trials for anidulafungin and dalbavancin; and

•	negative or inconclusive results of our ongoing clinical trials of anidulafungin and dalbavancin.

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

We have incurred net losses since our inception in 1995. As of June 30, 2004, our accumulated deficit was $374.4 million, including the $94.5 million write-off of acquired in-process research and development resulting from our merger with Biosearch.

Our accumulated deficit results from our net losses of $1.1 million in 1995, $4.8 million in 1996, $6.7 million in 1997 (including $0.4 million in accretion of dividends on preferred stock), $15.1 million in 1998 (including $2.5 million in accretion of dividends on preferred stock), $67.4 million in 1999 (including deemed dividends of $35.1 million and $3.1 million in accretion of dividends on preferred stock), $18.8 million in 2000 (including $3.5 million in accretion of dividends on preferred stock), $32.8 million in 2001, $48.8 million in 2002, $174.0 million in 2003 (including a $94.5 million write-off of acquired in-process research and development resulting from our merger with Biosearch), and $47.6 million in the six months ended June 30, 2004.

On February 28, 2003 we merged with Biosearch, which also has incurred net losses since its inception in 1996. Biosearch’s net losses were $23.6 million for 2000, $9.8 million for 2001 and $9.0 million for 2002 and $5.4 million from January 1, 2003 through the merger date of February 28, 2003. At February 28, 2003, Biosearch had an accumulated deficit of $54.8 million.

However, these expenses were partially offset by amortization of negative goodwill, less losses on trading securities in the net amount of 4% of Biosearch’s aggregate operating expenses from January 1, 2000 through February 28, 2003.

We expect to incur substantial losses for the foreseeable future as a result of our research and development costs, including costs associated with conducting pre-clinical testing and clinical trials, and charges related to purchases of technology and other assets. We expect that our operating losses will fluctuate significantly from quarter to quarter as a result of the timing of receipt of regulatory approval of anidulafungin and our other product candidates, the success of our commercialization efforts following regulatory approval, increases or decreases in our research and development efforts, the execution or termination of collaborative arrangements, the initiation, success or failure of clinical trials, or other factors. Our prospects of achieving profitability will depend on numerous factors, including success in:

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change as researchers learn more about diseases and develop new technologies for treatment. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology companies and universities, and other research institutions. Specifically:

•	if anidulafungin receives FDA and international marketing approval, it will face competition from commercially available drugs such as amaphotericin B, fluconazole, itraconazole, and potentially from caspofungin, which was the first of a new class of antifungal agents called echinocandins (which includes anidulafungin). One of our competitors initially obtained approval only for the narrow indication of aspergillosis salvage therapy, but has recently expanded its scope to include other serious fungal infections;

•	if dalbavancin receives FDA and international marketing approval, it will face competition from commercially available drugs such as vancomycin, teicoplanin, linezolid and quinupristin/dalfopristin, daptomycin, and

•	if ramoplanin receives FDA and international marketing approval, it will face competition from commercially available drugs such as oral vancomycin and metronidazole as well as drugs focused on the treatment (as opposed to prevention) of bloodstream infections due to vancomycin-resistant enterocci infections in hospitalized patients, such as linezolid and quinupristin/dalfopristin, and daptomycin

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

As of June 30, 2004, we have one product candidate, anidulafungin, for which we have completed Phase III clinical trials in esophageal candidiasis and have submitted an NDA to the FDA, and for which we are conducting Phase III clinical trials in invasive candidiasis/candidemia. On May 25, 2004, we received an approvable letter from the FDA, which indicated that our NDA submission did not currently support a labeling claim for the initial treatment of esophageal candidiasis. In the letter, the FDA indicated that we could not potentially achieve approval for anidulafungin upon completion of our ongoing Phase III clinical trial for the treatment of invasive candidiasis/candidemia or the completion of further clinical work in patients with candidal disease refractory to other treatments. We have met with the FDA to discuss options with respect to potentially obtaining the approval of anidulafungin as soon as possible, and intend to complete the Phase III trial in invasive candidiasis/candidemia by the end of 2004. While we had expected to launch anidulafungin in the United States during 2004, we will not be able to commercialize anidulafungin unless and until we receive approval from the FDA.

In addition, as of June 30, 2004, we have three product candidates in clinical trials: dalbavancin in Phase II; Ramoplanin in Phase III; and VIC-Acne, which has completed Phase I. We also have dalbavancin and Ramoplanin in Phase II each for an additional indication; the dalbavancin Phase II has concluded and top-line data has been released. Patient follow-up for these clinical trials has been limited and more trials will be required before we will expect to apply for regulatory approvals.

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

As of June 30, 2004, we had 31 full-time development employees. We expect to continue to rely on third parties, including our collaborators, clinical research organizations and outside consultants, to assist us in managing and monitoring clinical trials. If these third parties fail to perform satisfactorily under the terms of our agreements with them, clinical trials for our product candidates might be delayed or unsuccessful. Furthermore, the FDA and/or other regulatory agencies of the European Union, or EU, might inspect some of our clinical investigational sites, our collaborators’ records and our facilities and files to determine if the clinical trials were conducted according to good clinical practices. If the FDA determines that our clinical trials were not in compliance with applicable requirements, we might be required to repeat the clinical trials.

If our third-party manufacturers do not produce our product candidates on a timely basis, clinical trials and commercialization of our product candidates could be delayed.

We currently do not have our own manufacturing facilities capable of manufacturing our own products in quantities necessary for large-scale trials or marketing. The Aventis plant in Brindisi, Italy, and the Eagle Picher Pharmaceutical Services plant in the United States will be our initial manufacturing sites for dalbavancin and anidulafungin, respectively. Subsequently, we intend to manufacture products in our own manufacturing plant in Pisticci, Italy, which is currently under construction. To the extent that our manufacturing capabilities are insufficient to produce all of the necessary active ingredients for our current and future product candidates, we anticipate that we might need to rely on third parties to manufacture some or all of these active ingredients. However, there are a limited number of facilities in which our product candidates can be produced, and third-party manufacturers have limited experience in manufacturing anidulafungin, dalbavancin, ramoplanin and VIC-Acne in quantities sufficient for conducting clinical trials or for commercialization. Difficulties are often encountered in manufacturing new products, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA and other regulations, production costs, and development of advanced manufacturing techniques and process controls. Any contract manufacturer might not perform as agreed or might not remain in the contract manufacturing business for the time we require to successfully develop, produce and market our product candidates. If any of our contract manufacturers fails to perform satisfactorily under its agreements with us, such as by failing to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and if we do not find a replacement manufacturer or develop our own manufacturing capabilities, clinical trials involving our product candidates, or commercialization of our products, could be delayed.

If we do not establish successful marketing and sales capabilities or do not enter into successful marketing arrangements with third parties, we will not be able to commercialize our future products and will not become profitable.

If we successfully develop and obtain regulatory approval for the products we are currently developing, we intend to sell a portion of our future products, including anidulafungin and dalbavancin, through our own sales force. At present, however, we are in the early stages of developing a sales and marketing infrastructure and we lack any experience in direct marketing, sales and distribution. Our future profitability will depend in part on our ability to develop a direct sales and marketing force to sell our future products, if any, to our target market. We might not be able to attract and retain qualified salespeople or be able to build an efficient and effective sales and marketing force. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts might not be successful. If we are unable to enter into third-party arrangements, then we must substantially expand our marketing and sales force in order to achieve commercial success for certain products, and to compete with other companies that have experienced and well-funded marketing and sales operations.

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

We expect that substantially all of our revenues for the foreseeable future will result from payments under collaborative arrangements, with some Italian and EU grant and subsidy revenue. To date, collaborative payments have taken the form of up-front payments, reimbursement for research and development expenses and milestone payments. Milestone payments to us under collaborative arrangements are subject to significant fluctuation in both timing and amount. As a result, comparisons of our revenues and results of operations between periods might not produce meaningful indications of our progress toward commercializing one or more product candidates. Moreover, the historical revenues of Vicuron and Biosearch on a stand-alone basis might not be indicative of our future performance or of our ability to continue to achieve additional milestones and to receive additional milestone payments from our collaborators.

We might seek additional funding, which could dilute our stockholders interest in our company or impose burdensome financial restrictions, and if we do not obtain necessary funding, we might be forced to delay or curtail the development of our product candidates.

We expect to incur significant research and development, general and administrative and sales and marketing expenses over the next several years. Based on our current plans and assumptions, we estimate that our cash and liquid assets at June 30, 2004 will be sufficient to fund our operating losses for the next 14 to 20 months. However, if our plans change and/or our assumptions are inaccurate, we might need to seek and obtain capital sooner than anticipated. Some of our more significant plans and assumptions relate to:

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

Biosearch historically funded a portion of its operations through research grants and loan subsidies awarded by Italian and EU authorities. Under applicable law, any transfer of those grants and subsidies (including transfer by merger) requires written approval from the Italian bank. In connection with the merger, and the subsequent contribution of Biosearch’s assets to Vicuron Pharmaceuticals Italy S.r.l., our wholly owned Italian subsidiary, we applied for permission to transfer Biosearch’s grants and subsidies to our Italian branch and subsidiary. Although the merger and the contribution have been completed, the Italian and EU authorities have not as yet reached an official decision on whether to approve our transfer requests. If the transfers are approved, we intend to apply for further permission to contribute the grants and subsidies to Vicuron Pharmaceuticals Italy S.r.l., our wholly-owned subsidiary in Italy. We face the risk that one or both of the transfers might not be approved, in which case we might be required to repay some or all of the grants and subsidies received by Biosearch prior to the merger, in the aggregate amount of up to approximately $1.6 million as of June 30, 2004, and we may forfeit grants and subsidies awarded to Biosearch but not yet disbursed as of June 30, 2004 by the authorized bank in the amount of up to $1.3 million (based on exchange rates then prevailing). Regardless of whether or not we are required to repay those grants, we anticipate that our Italian subsidiary will be eligible to apply for new research grants and subsidies from both the Italian and EU authorities.

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

•	issuing each material announcement in both English and Italian might cause administrative challenges;

•	submitting filings and applications with regulatory and governmental authorities in the U.S., Italy and the EU, and approving translations of each significant document into the other language, if necessary, would be time-consuming and expensive;

•	under Italian employment law, our relations with our employees in Italy are governed by collective bargaining agreements negotiated at the national level (and over which we have no control), which reduce the methods customarily available in the United States to motivate and/or make changes to our Italian workforce and may increase the time and expense required to restructure our operations in Italy.

•	under EU data protection regulations, we are unable to send without restriction private personal data, including many employment records and some clinical trial data, from our Italian offices to our U.S. offices; and

•	tariffs, customs, duties, import restrictions, tax effects and other trade barriers might delay or increase the cost of relocating personnel and, if marketing approvals are obtained, commercial quantities of our products between nations.

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

Our success depends in part on our ability to protect our intellectual property from unauthorized use by third parties, which we will be able to do only to the extent that our intellectual property is covered by valid and enforceable patents or is effectively maintained as a trade secret. We have rights relating to 29 issued U.S. patents, 12 U.S. patent applications, 453 foreign patents and 51 foreign patent applications. Of these patents and patent applications:

•	our non-Biosearch patent portfolio as of June 30, 2004 includes no U.S. patents, 10 U.S. patent applications and 11 foreign patent applications; and

•	our Biosearch patent portfolio, as of June 30, 2004, includes an additional 29 U.S. patents, two U.S. patent applications, 450 foreign patents and 40 foreign patent applications (of which, dalbavancin-related rights include four issued U.S. patents and 113 foreign patent applications).

Our collaborations involve the following patents:

•	our license agreement with Eli Lilly with respect to anidulafungin covers 17 U.S. patents, 9 U.S. patent applications, 117 foreign patents and 106 foreign patent applications;

•	our collaborative agreement with Novartis covers two U.S. patent applications; and

•	our collaborative agreement with Pfizer (as successor to Pharmacia) with respect to the development of oxazolidinones covers four U.S. patents, six U.S. patent applications, two Canadian patent applications and one foreign patent application.

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

We face certain litigation risks that could harm our business.

We have been recently named as a defendant in a number of lawsuits which have asserted various claims. These lawsuits have included several securities class actions and a shareholder derivative lawsuit. The results of complex legal proceedings, such as these, are difficult to predict. Moreover, many of the complaints filed against us do not specify the amounts of damages that plaintiffs seek and, therefore, we are unable to estimate the possible range of damages that might be incurrent should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could harm our financial position, liquidity or results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation can be costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits could be quite significant and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business.

Insurance coverage is increasingly difficult to obtain or maintain.

While we currently have insurance for our business, directors and officers, and property and products, first- and third-party insurance is increasingly more costly and narrower in scope, and we may be required to assume more risk in the future. If we are subject to third-party claims or suffer a loss or damage in excess of our insurance coverage, we may be required to share that risk in excess of our insurance limits. Furthermore, any first- or third-party claims made on our insurance policies may impact our future ability to obtain or maintain insurance coverage at reasonable costs, if at all.

Risks Related to the Securities Markets

Our stock price has been and is likely to continue to be volatile, and could suffer a decline in value.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	the results of our clinical trials and those of our competitors, and any significant delays or unexpected complications in our clinical trials;

•	decisions by regulatory authorities with respect to our development efforts and product candidates;

•	public concern regarding the safety and efficacy of drugs we develop;

•	new products or services introduced or announced by us or our competitors;

•	announcements of scientific innovations by us or our competitors;

•	actual or anticipated variations in our annual and quarterly operating results;

•	conditions or trends in the biotechnology and pharmaceutical industries;

•	announcements by us of significant acquisitions, strategic collaborations, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	general economic conditions;

•	changes in, or failure to achieve, financial estimates by securities analysts;

•	new regulatory legislation is adopted in the United States or abroad;

•	future sales of equity or debt securities by us;

•	sales of our common stock by our directors, officers or significant stockholders; and

•	litigation against us and our directors and officers.

For example, on May 24, 2004, following our announcement that we had received an approvable letter from the FDA regarding our anidulafungin NDA, the market price of our common stock as reported on the NASDAQ National Market fell $8.86, or over 40% from its previous day’s closing price, to close at $13.04 per share. In addition, the stock market in general, and the NASDAQ National Market, the Nuovo Mercato and the market for biotechnology and pharmaceutical stocks in particular, have experienced significant price and volume fluctuations. Over the 52-week period ending July 22, 2004, the market price of Vicuron common stock as reported on the NASDAQ National Market ranged from a high of $24.54 to a low of $9.52 and our average daily trading volume was 555,352 shares. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors might seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities. We have recently had a number of securities class actions lawsuits against us asserting various claims. Securities class action suits against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

We have implemented anti-takeover provisions that could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

Provisions of our restated certificate of incorporation, our amended and restated bylaws and our shareholder rights plan, or “poison pill”, increase the likelihood that any third party would need to negotiate with our board prior to initiating a takeover proposal for us and could have the effect of delaying or preventing a change of control of our company. For example, our board of directors, without further stockholder approval, may issue preferred stock (or, in the face of a potential acquirer’s increased ownership, rights to purchase our common stock for a nominal price) that could delay or prevent a change of control, as well as reduce the voting power of holders of our common stock. In addition, some of our stockholders have entered into a stockholders agreement in which they have agreed, for a period of three years following completion of the merger, to vote as recommended by the board on some issues. These provisions could delay or prevent an attempt to replace or remove our management. The foregoing factors could also limit the price that investors or an acquirer might be willing to pay in the future for shares of our common stock.

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

The table below presents principal amounts and related weighted average interest rates by year of maturity for our cash and cash equivalents and marketable securities (in thousands):

June 30, 2004
Cash and cash equivalents	$81,436
Average interest rate	1.72%
Marketable securities	$36,003
Average interest rate	1.48%

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

ITEM 4 . CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including each of our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

As of June 30, 2004, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act,) and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. These officers have also concluded that there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Beginning on June 15, 2004, six shareholder securities class action complaints were filed against us and certain of our senior officers in the U. S. District Court for the Eastern District of Pennsylvania. Those actions are styled: Perry Paragamian vs. Vicuron Pharmaceuticals, Inc., et al. (Case No. 04cv2627); John H Taylor vs. Vicuron Pharmaceuticals, Inc. et al. (Case No. 04cv2685); Security Police-Fire Professionals of America vs. Vicuron Pharmaceuticals, Inc. et al. (Case No. 04cv2708); Fred Zucker vs. Vicuron Pharmaceuticals, Inc. et al. (Case No. 04cv2745); Brian B. Steketee vs. Vicuron Pharmaceuticals, Inc. et al. (Case No. 04cv3365); and Brad Staton vs. Vicuron Pharmaceuticals, Inc. (Case No. 04cv3422). Each complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act arising from our May 24, 2004 press release announcing the approvable letter from the FDA indicating anidulafungin does not currently support a labeling for initial treatment of esophageal candidiasis. Each plaintiff seeks to represent a class of Vicuron securities purchasers from January 6, 2003, through May 24, 2004, (except Zucker, whose putative class period begins March 17, 2003). The complaints seek compensatory damages, interest, attorneys’ fees, and injunctive and equitable relief. We intend to defend this litigation vigorously. These cases are in a very early stage, and we are unable to express an opinion at this time as to the likely outcome.

On July 2, 2004, a shareholder derivative complaint styled Jonathan Meyers vs. George F. Horner, III et al. was filed against certain of our officers and directors in the Court of Common Pleas of the State of Pennsylvania, Montgomery County (Case no. 04-19595). The complaint purports to allege claims of insider selling, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment against our directors and certain of our senior officers. The complaint seeks compensatory damages, disgorgement of profits, imposition of a constructive trust, equitable and injunctive relief, attorneys’ fees and costs. This case is in a very early stage, and we are unable to express an opinion at this time as to the likely outcome.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

In June 2004, Francisco Parenti, Ph.D. and Ubaldo Livolsi, Ph.D. resigned as members of our board of directors and Giorgio Mosconi resigned as our Senior Vice President, Business Development. In connection with the departures of Drs. Parenti and Livolsi and the resignation of Claudio Quarta, Ph.D. as Chief Operating Officer and a director of our Company, our board of directors amended certain provisions of our bylaws relating to the compositions of our board of directors which were adopted in connection with our merger with Biosearch in 2003. In addition, following the resignation of Dr. Livolsi, our board of directors will be required to appoint a new member and chairperson for our audit committee.

2004 Annual Meeting of Stockholders. The date of our 2004 annual meeting of stockholders will be more than 30 days from the date of our 2003 annual meeting of stockholders. At a later date, we will file a Current Report on Form 8-K or provide other notice reasonably calculated to inform our stockholders of the date of the 2004 annual meeting (the “Meeting Date Notice”).

Stockholder Proposals for 2004 Annual Meeting. In the Meeting Date Notice, we will inform our stockholders of the deadline for submitting a stockholder proposal for inclusion in our proxy statement and form of proxy for our 2004 annual meeting of stockholders pursuant to Rule 14a-8 of the Securities and Exchange Commission. Pursuant to our bylaws, as amended, a stockholder wishing to make a proposal or nomination for a director that is not to be included in our proxy statement and form of proxy for the 2004 annual meeting of stockholders must notify us not later than the close of business on the 15th day following the date that we file or otherwise deliver the Meeting Date Notice. If we do not receive your proposal within the specified timeframe, you will not be permitted to raise your proposal at the 2004 annual meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The exhibits listed on the Exhibit List, which appears below following the signature page, are included or incorporated by reference in this Quarterly Report.

Reports on Form 8-K

On May 6, 2004, we filed a Current Report on Form 8-K under Item 12, and issued a press release regarding its financial results for the three months ended March 31, 2004.

On May 28, 2004, we filed a Current Report on Form 8-K under Item 5 announcing our receipt of an approvable letter from the FDA, indicating that our NDA submission for anidulafungin does not currently support a labeling claim for the initial treatment of esophageal candidiasis.

On June 24, 2004, we filed a Current Report on Form 8-K under Item 5 which announced the commencement of certain purported class action lawsuits against our company.

On July 7, 2004, we filed a Current Report on Form 8-K under Item 5 announcing the resignations of Francisco Parenti, Ph.D. and Ubaldo Livolsi, Ph.D., as members of our board of directors.

On July 20, 2004, we filed a current report on Form 8-K under Item 5 announcing that Oscient Pharmaceuticals Corporation closed enrollment it its study of the prevention of vancomycin-resistant enterocci (VRE) bloodstream infections (the so called RAVE (Ramoplanin Against VRE) trial), and that Oscient took this action without our consent. This action will not have a significant impact on the Company’s consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICURON PHARMACEUTICALS INC.

Date: August 6, 2004	/s/ GEORGE F. HORNER III
George F. Horner III
President and Chief Executive Officer (Principal Executive Officer and Accounting Officer)

Date: August 6, 2004	/s/ DOV A. GOLDSTEIN, M.D.
Dov A. Goldstein, M.D.
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2004 (and are numbered in accordance with Item 601 of Regulation S-K).

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