Form 10-K
period 2004-12-31
VICURON PHARMACEUTICALS INC
filed 2005-03-16
CIK 1052547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to             .

Commission file number: 000-31145.

VICURON PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3278032
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

455 South Gulph Road, Suite 305 King of Prussia, PA 19406	(610) 205-2300
(Address of principal executive offices) (Zip Code)	(Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	Nasdaq National Market and Nuovo Mercato

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

On June 30, 2004, which was the last business day of our most recently completed second fiscal quarter, our public market value was approximately $683.1 million (based on 54.4 million shares of our common stock then held by non-affiliates and a closing price that day of $12.56 per share of our common stock on the Nasdaq National Market). These public market value calculations exclude shares held on the stated dates by our executive officers and directors and persons filing a Schedule 13D with the Securities and Exchange Commission in respect to our common stock. (Exclusion from these public market value calculations does not imply affiliate status for any other purpose).

On February 23, 2005, we had 60,631,269 shares of our common stock outstanding.

Documents Incorporated By Reference: Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2004, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. As contained herein, the words “expects,” “anticipates,” “believes,” “intends,” “will,” and similar types of expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are based on information that is currently available to us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or to reflect any change in events, conditions, or circumstances on which any such forward-looking statement is based, in whole or in part. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-K entitled “Risk Factors.” Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in 2005.

All references to “dollars” or “$” in this Annual Report on Form 10-K are references to United States dollars; all references to “euros” or “€” are references to European Union, or EU, euros. On February 23, 2005, the median 4 p.m. Greenwich Mean Time spot rate for the euro expressed in dollars per euro was $1.32 to €1.00.

i

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K, references to “the Company,” “Vicuron,” and “we,” throughout this Form 10-K shall all refer to Vicuron Pharmaceuticals, Inc. and its subsidiaries. This Annual Report contains trademarks and trade names of other entities.

Overview

We are a biopharmaceutical company focused on discovering, developing, manufacturing and commercializing vital medicine for seriously ill patients. We focus on seeking to develop antibiotics and antifungals that may have competitive advantages over existing products, such as greater potency, improved effectiveness against difficult to treat strains and reduced toxicity. Because the development process for anti-infective products is relatively efficient and well-defined, we believe the costs and time required to bring new anti-infective products to market can be significantly less than the time required to bring products to market in other major therapeutic categories.

In early 2003, we submitted a new drug application, or NDA, for our lead antifungal product candidate, anidulafungin, to the U.S. Food and Drug Administration, or FDA. Anidulafungin belongs to the first new class of antifungal agents, called echinocandins, introduced in more than 40 years. In May 2004, we received an approvable letter from the FDA for anidulafungin. Based on the approvable letter and our discussions with the FDA, we intend to pursue two paths for approval of anidulafungin, as follows:

•	amending our existing NDA for the treatment of esophageal candidiasis; and

•	submitting an additional NDA for the treatment of invasive candidiasis/candidemia.

In December 2004, we submitted an NDA for dalbavancin, a novel antibiotic for the treatment of complicated skin and soft tissue infections, or cSSTIs. In February 2005, we received from the FDA the acceptance file notification and were granted priority review status by the FDA for the NDA for dalabanvin for the treatment of complicated skin and soft tissue infections. Dalbavancin is a unique, once weekly IV lipoglycopeptide for the treatment of cSSTIs caused by Gram-positive bacteria, including the difficult-to-treat strains of Staphylococcus-methicillin-resistant Staphylococcus aureus, or MRSA. Dalbavancin is a second-generation lipoglycopeptide antibiotic belonging to the same class as vancomycin, a widely-used injectable antibiotic for Staphylococcal infections. The current Prescription Drug User Fee Act, or PDUFA date is June 21, 2005.

We have a two-fold approach to product discovery, development and marketing. Our primary strategy is to focus on the discovery and development of proprietary products, concentrating on injectable antibiotic and antifungal products for the hospital market. We expect to market these products in certain markets through a targeted and cost-effective sales and marketing infrastructure, including a direct sales force, that we plan to establish. Our product candidates target disease indications that represent markets where there is demand for new therapies.

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

Our revenues in the near term are expected to consist primarily of collaborative research payments, license fees and milestone payments to be received from our collaborators. Certain of these payments are dependent on the achievement of specified milestones. We expect these revenues to decrease in 2005. If the development efforts result in clinical success, regulatory approval and successful commercialization of our products, we will generate revenues from sales of proprietary products and from receipt of royalties on sales of collaboration products.

Our expenses have consisted primarily of costs incurred in research and development of new product candidates when in-licensing existing product candidates, and in connection with our collaboration agreements, and from general and administrative costs associated with our operations. We expect licensing costs to increase as development milestones are achieved, and our research and development expenses to increase as we continue to develop our product candidates. We expect to incur sales and marketing expenses during 2005 as we establish our sales and marketing organization.

Since our inception we have incurred significant losses. As of December 31, 2004, we had an accumulated deficit of $405.2 million. We anticipate incurring additional losses, which may increase for the foreseeable future, including at least through December 31, 2006.

We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts, and the timing and outcome of regulatory approvals. The fluctuating nature of these factors makes predictions of our future operations difficult or impossible to ascertain.

Our Proprietary Products

Anidulafungin

Our lead antifungal product candidate, anidulafungin, is intended for the intravenous treatment of serious systemic fungal infections. Anidulafungin has potent activity against the principal yeasts, such as Candida, and molds, such as Aspergillus, that cause serious fungal infections. In addition, anidulafungin has fungicidal activity against yeast, which means that it kills the yeast. This is in contrast to many widely-used antifungal agents which only inhibit fungal growth. Because of anidulafungin’s novel mechanism of action, it is active against strains resistant to other agents, such as fluconazole. We believe anidulafungin will have competitive advantages over existing therapies because it combines potent fungicidal activity with a good resistance profile to date.

In early 2003, we completed a Phase 3 clinical trial with anidulafungin for the treatment of esophageal candidiasis. Based in part on the results of that trial, in April 2003 we filed an NDA for anidulafungin for the treatment of esophageal candidiasis, which was accepted for review by the FDA in June 2003. In May 2004, we received an approvable letter from the FDA indicating that the NDA submission for anidulafungin did not currently support a labeling claim for the initial treatment of esophageal candidiasis. In the approvable letter, the FDA provided that its basis for this conclusion was that we had not presented sufficient efficacy and safety data to establish a satisfactory risk/benefit rationale for the use of anidulafungin in the initial treatment of esophageal candidiasis, including the relapse rate at the two-week post-therapy visit. We intend to address these matters with the submission of additional efficacy and safety data as described below.

We plan to file an amendment to the esophageal candidiasis NDA, which will provide supplemental efficacy and safety data largely at the 100 mg dose, including from our completed invasive candidiasis/candidemia Phase 3 clinical trial. We expect to submit the amendment in the second quarter of 2005. Under this timeline, the fourth quarter of 2005 is the earliest anidulafungin could be approved for this indication. In December 2003, we also announced the filing of our marketing authorization application, or MAA for anidulafungin for the treatment of esophageal candidiasis with the European Agency for the Evaluation of Medicinal Products, or EMEA. We requested, and the EMEA granted us, a 90 day extension for submitting responses to the EMEA. Subsequently, we requested the withdrawal of the anidulafungin MAA for esophageal candidiasis from the EMEA in March 2005. We intend to resubmit a new MAA for anidulafungin in invasive candidiasis.

We intend to file a new NDA for anidulafungin for the treatment of invasive candidiasis/candidemia with updated efficacy and integrated safety data, including data from our completed Phase 3 clinical trial, the top line results of which were released on February 7, 2005. We plan to submit the NDA for this indication in the third quarter of 2005.

We began the Phase 3 clinical trial of anidulafungin for invasive candidiasis/candidemia in December 2002 and announced the completion of enrollment in September 2004. This double-blind, multi-center, randomized Phase 3 trial studied a 100 mg daily dose of anidulafungin versus a 400 mg daily dose of fluconazole in 256 patients with invasive candidiasis/candidemia. Patients received daily intravenous, or IV infusions of either anidulafungin or fluconazole for 10 to 42 days. The primary endpoint was the global response at the end of IV therapy, which required a successful clinical and a successful microbiological response.

Success in the global response at the end of IV therapy in the microbiological intent-to-treat, or ITT population was 75.6% (96/127) of patients with anidulafungin and 60.2% (71/118) with fluconazole. These results demonstrate statistical superiority (95% confidence interval of the difference: 3.85, 26.99) in favor of anidulafungin.

The secondary endpoint of successful global response at the two-week follow up visit in the microbiological ITT population was observed in 64.6% (82/127) of patients in the anidulafungin arm and 49.2% (58/118) of patients in the fluconazole arm, again demonstrating statistical superiority (95% confidence interval of the difference: 3.14, 27.68).

The secondary endpoint of successful global response at the six-week follow-up visit in the microbiological ITT population was observed in 55.9% (71/127) of patients in the anidulafungin arm and 44.1% (52/118) of patients in the fluconazole arm demonstrating non-inferiority (95% confidence interval of the difference: -0.6, 24.28). Anidulafungin demonstrated comparable tolerability to fluconazole in the study.

We also began a Phase 2/3 clinical trial of anidulafungin in combination with liposomal amphotericin for the treatment of invasive aspergillosis in the fourth quarter of 2001 and released results of this trial in March 2004. This open-label, non-comparative trial enrolled 30 hospitalized patients with a diagnosis of invasive aspergillosis. A single daily intravenous infusion of anidulafungin and a single daily intravenous infusion of a lipid-complexed formulation of amphotericin B was administered to patients for up to 90 days. We believe that the results of this clinical trial demonstrate that anidulafungin and liposomal amphotericin can be combined without increasing side effects.

Dalbavancin

Our lead antibiotic product candidate, dalbavancin, is a second-generation lipoglycopeptide antibiotic belonging to the same class as vancomycin, a widely-used injectable antibiotic for Staphylococcal infections. Dalbavancin is intended for the treatment of serious systemic infections, particularly those caused by Staphylococci. Dalbavancin is more potent than vancomycin in vitro, in particular against methicillin-resistant Staphylococci, a common and difficult-to-treat bacterium. Dalbavancin has bactericidal activity, which means that it kills the bacteria rather than merely inhibiting their growth, as shown in both the laboratory and in infected animals. Because of its unique pharmacokinetic properties and the tolerability profile seen to date, dalbavancin has the potential to be dosed weekly, which may be a significant competitive advantage over other products that are typically dosed once or multiple times each day. We have completed Phase 3 clinical trials with dalbavancin for the treatment of both complicated and uncomplicated skin and soft tissue infections, or SSTIs. The results of the Phase 3 clinical trials met the primary endpoint of non-inferiority in evaluable patients’ clinical response at two weeks following therapy when compared to linezolid, cefazolin or vancomycin, three of the standard-of-care agents for SSTIs. Dalbavancin was also shown to be well tolerated. Based on these data, we filed in December 2004 an NDA for dalbavancin for the treatement of cSSTIs. In February 2005, we received the acceptance to file notification from the FDA and were granted priority review status by the FDA for the NDA for dalbavancin. The current PDUFA date is June 21, 2005.

In December 2002, we began two pivotal Phase 3 clinical trials evaluating weekly dosing of dalbavancin for treatment of SSTIs, the first in complicated skin and soft tissue infections, or cSSTIs, versus linezolid (Zyvox™) and the second in uncomplicated skin and soft tissue infections, or uSSTIs, versus intravenous cefazolin followed by oral cephalexin. In August 2004, we announced the results of these trials. The cSSTI trial was a randomized, double-blind trial involving 854 patients randomized in a 2:1 ratio for dalbavancin:linezolid. The primary endpoint was clinical response at the follow-up visit in the evaluable patient population. Evaluable patients taking dalbavancin demonstrated an 88.9% response versus 91.2% for linezolid patients (95% confidence interval -7.3, 2.9), which met the pre-determined criterion for non-inferiority delta. In the ITT, group dalbavancin patients showed a 76.5% response versus 82.7% for linezolid (95% confidence interval -12.0, -0.3) demonstrating non-inferiority. Dalbavancin was well tolerated in this trial. The uSSSI trial was a randomized, double-blind trial involving 553 patients randomized in a 2:1 ratio for dalbavancin:intravenous cefazolin followed by oral cephalexin. The primary endpoint was clinical response at the follow-up visit in the evaluable patient population. Evaluable patients taking dalbavancin demonstrated an 89.1% response versus 89.1% for cefazolin (95% confidence interval -6.8, 6.8), which met the pre-determined criterion for non-inferiority. In the ITT group, dalbavancin patients showed a 76.0% response versus a 75.8% response for cefazolin (95% confidence interval -7.7, 8.2) demonstrating non-inferiority. Dalbavancin was well tolerated in this trial.

In addition, in October 2003, we initiated another Phase 3 clinical trial to evaluate the safety and efficacy of dalbavancin versus vancomycin in SSTIs in patients at risk for methicillin-resistant Staphylococcus aureus, or MRSA. In August 2004, we announced the results from this randomized, controlled, open-label trial of 156 patients randomized in a 2:1 ratio versus vancomycin in SSTIs suspected or confirmed to be caused by MRSA. The primary endpoint was clinical response at the follow-up visit in the evaluable patient population. Evaluable patients taking dalbavancin demonstrated an 89.9% response versus 86.7% for vancomycin (95% confidence interval -13.0, 19.4). In the ITT group, dalbavancin patients showed an 86.0% response versus 65.3% for vancomycin (95% confidence interval 4.3, 37.0). Dalbavancin was well tolerated in this trial. This trial is not pivotal, but was included with the NDA submission.

In addition to the SSTI trials, we have completed a Phase 2 clinical trial of dalbavancin administered weekly versus vancomycin for the treatment of catheter-related blood stream infections, or CR-BSI. In January 2004, we released results of this trial, which demonstrated the superiority of dalbavancin over vancomycin, a standard of care for this disease. This randomized, comparative, open-label trial enrolled 67 patients with CR-BSI due to a Gram-positive organism. The primary endpoint was the combined clinical and microbiological response at follow-up. The overall response rate was 87% for dalbavancin which was statistically superior to 50% for vancomycin.

Ramoplanin

Our third product candidate, ramoplanin, is an oral non-absorbable form of antibiotic called a lipopeptide. Ramoplanin selectively inhibits Gram-positive bacteria, including MRSA, and all types of vancomycin-resistant enterococci, or VRE, and Clostridia, including Clostridium difficile. Ramoplanin does not show a propensity to select resistant mutants in vitro and does not have cross-resistance with known antibiotics. Oscient Pharmaceuticals Corporation, formerly Genome Therapeutics Corp., our licensee in North America, is developing ramoplanin. Oscient Pharmaceuticals initiated a Phase 3 clinical trial for the reduction of VRE bloodstream infections in patients at risk in June 2000. However, our licensee announced in July 2004 that it prematurely terminated enrollment in this trial because of slow enrollment. Oscient Pharmaceuticals also recently completed a Phase 2 clinical trial of ramoplanin for the treatment of Clostridium difficile-associated diarrhea, or CDAD, and data have been publicly presented. Pending the completion of full analysis of the Phase 2 data and the outcome of planning discussions with the FDA, Oscient Pharmaceuticals has indicated that it expects to commence a Phase 3 clinical trial in CDAD by the end of this year.

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

VIC-5555

VIC 5555 is the lead product candidate in our lincosamide research program. It is designed as an improvement of clindamycin, an antibiotic often used for anerobic bacterial infections. VIC-5555 has shown improved in vivo and in vitro activity when compared to clindamycin. We plan to file an IND for VIC-5555 in 2005.

Research Collaborations

Our most advanced collaboration is with Novartis Pharma AG and is designed to develop deformylase inhibitors as new antibacterial agents and to provide novel target-based screens. Deformylase is an essential enzyme in bacteria but not in human cells, and thus represents a good target for the discovery of selective inhibitors that can serve as broad spectrum antibacterial agents. We have identified several lead inhibitor molecules that are active against multi-drug resistant strains, as well as respiratory pathogens such as S. pneumoniae, H. influenzae and M. catarrhalis. Several lead compounds have demonstrated activity in pre-clinical in vivo studies when administered orally, representing an example of the de novo design of an active antibacterial agent. Our collaboration with Novartis began in April 1999. In January 2002, we received a fifth milestone payment as a result of our delivery of our fifth target-based screen, which we expect will be used in Novartis’ high-throughput screening laboratory to identify new anti-infectives. In March 2002, we amended the original agreement in order to extend the research term an additional year and to provide that Novartis will make an additional payment upon our achievement of a new milestone. In February 2003, we amended the original agreement in order to extend the research term through March 31, 2005. In September 2003, we announced that we received a milestone payment from Novartis for achieving a late-stage pre-clinical milestone and in December 2003, we received a further milestone payment associated with the entry into Phase 1 of a drug candidate stemming from the ongoing research collaboration with Novartis. In March 2005, we announced that Novartis has opted to suspend the Phase 1 compound and intends to advance a second compound. We received a milestone for the designation of this second compound as a late stage preclinical compound.

Our second most advanced collaboration is with Pfizer Inc. and is aimed at discovering second and third generation oxazolidinones. The oxazolidinones represent one of the first new major classes of antibacterial products to enter the market in over 30 years. In test tubes, our collaboration compounds are active against a broad range of bacteria, including multi-drug resistant Staphylococci, Streptococci and Enterococci. Pfizer received approval from the FDA, independent of us, for the first generation oxazolidinone called Zyvox™. We have identified several structurally novel second generation oxazolidinone candidates, certain of which have either a broader spectrum of activity or improved potency as compared to Zyvox™. Some of these compounds also show good activity in pre-clinical in vivo studies when administered orally. This collaboration began in April 1999 with Pharmacia Corporation, and continued when Pharmacia was acquired by Pfizer. In October 2000, Pfizer increased its research support payments to us by 30% and, in June 2002, we amended our agreement with Pfizer to extend the research term for an additional three years. In May 2003, we announced an agreement to continue this collaboration with Pfizer after their acquisition of Pharmacia, our original collaborator.

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

Our Strategy

Our objective is to be a leader in the discovery, development and marketing of pharmaceutical products for the treatment of bacterial and fungal infections in the hospital setting. We intend to achieve this goal through the implementation of four strategies:

•	Focus our discovery and development efforts on products to treat bacterial and fungal infections. We believe that anti-infective products have significant development advantages over products in some other therapeutic categories. These advantages include lower costs and shorter development cycles. In addition, product candidates in this area have a greater probability of clinical success due to the higher predictive value of clinical trials in this area. Finally, there is a growing demand for new anti-infective products. We believe that this demand is driven primarily by the aging of the population, the growing number of seriously ill patients in hospitals and an increase in immunosuppression and fungal and bacterial resistance to existing therapies.

•	Target our resources on products that have potential utility in the hospital setting. We believe that our efforts are best focused on developing products that would be administered in a hospital setting. Because of the increased number of elderly patients and the severity of illnesses among patients in intensive care units, we believe that hospitals present an addressable market with significant unmet needs. This strategy will also allow us to use a relatively small sales force, thereby allowing us to reach the greatest number of patients while still remaining cost-effective.

•	Focus on products that have a competitive advantage over currently marketed drugs. We intend to focus our development efforts on products that we expect to have potential advantages over currently marketed drugs. This strategy reduces the time and expense we will need to effectively educate physicians about new types of treatments and will allow us to market our relative benefits directly against our competitors’ products.

•	Pursue our twofold approach to product development. We have a twofold approach to product development and marketing. Our primary strategy is to internally develop anti-infective products with utility in a hospital setting and then to market these products to hospitals using our own focused sales force. For oral anti-infective products, which have utility in a broader community setting, we intend to collaborate in our development and marketing efforts with large pharmaceutical companies. This twofold approach allows us to pursue, on a proprietary basis, internal development and marketing of those products for which we feel the development and marketing requirements are manageable, such as injectable anti-infectives, and to out-license products, such as orally administered anti-infectives, that require greater marketing resources than we are willing to commit.

Our Proprietary Product Candidates

The table below summarizes our product candidates, their target infections, their nature of activity and their development status.

Product Candidate/Program	Target Infections	Development Status	Regulatory Status
Proprietary

Anidulafungin	Esophageal Candidiasis (EC)	Phase 3(1)	NDA Approvable Letter (EC)

	Invasive Candidiasis/Candidemia	Phase 3(1)

	Invasive Aspergillosis	Phase 2-3(1)

Dalbavancin	Skin and Soft Tissue Infections	Three Phase 3(1)	NDA cSSTI filed (File Accepted/Priority Review)

	Catheter Related Blood Stream Infections	Phase 2(1)

VIC-Acne	Acne	Phase 1(1)

VIC-5555	Bacterial Infections	Pre-clinical in vivo

Collaborations

Ramoplanin (Oscient Pharmaceuticals)	Clostridium difficile - associated Diarrhea	Phase 2(1)

Deformylase Inhibitors (Novartis)	Bacterial Infections	Pre-clinical in vivo

Oxazolidinones (Pfizer)	Bacterial Infections	Pre-clinical in vivo

(1)	Clinical trial complete.

Anidulafungin—A Novel Antifungal for the Treatment of Serious Infections

Clinical Experience

On the basis of Phase 1 dose ranging studies and a successful Phase 2 study, we began a pivotal Phase 3 trial of anidulafungin for the treatment of esophageal candidiasis in the first quarter of 2001 and completed enrollment in October 2002. In this randomized, double-blind, double-dummy trial involving 601 patients, we compared anidulafungin at a daily maintenance dose of 50 mg with oral fluconazole at a 100 mg daily dose. Treatment continued for between 14 and 21 days, with the primary assessment of response made at the end of therapy. Additional evaluations were made at a follow-up visit approximately two weeks later. Endoscopic response was the primary endpoint, with both clinical responses and eradication of fungi as secondary endpoints. In early 2003, we completed this clinical trial. The Phase 3 esphogeal candidiasis trial demonstrated a 97.2% endoscopic response for anidulafungin (N=249) versus a 98.8% endoscopic response for fluconazole (N=255) at the primary endpoint at end of treatment.demonstrating non-inferiority (95% confidence interval of the difference: -4.1, 0.8). The endoscopic response at follow-up, a secondary endpoint, was 64.4% for anidulafungin versus 89.5% for fluconazole which was statistically significant (95% confidence interval of the difference: -32.5%, -17.8%).

Based in part on the results of that trial, in April 2003 we filed an NDA for anidulafungin for the treatment of esophageal candidiasis, which was accepted for review by the FDA in June 2003. We received a 90-day review extension due to a major amendment. In May 2004, we received an approvable letter from the FDA indicating that the NDA submission for anidulafungin did not currently support a labeling claim for the initial treatment of esophageal candidiasis. In the approvable letter, the FDA provided that its basis for this conclusion was that we had not presented sufficient efficacy and safety data to establish a satisfactory risk/benefit rationale for the use of anidulafungin in the initial treatment of esophageal candidiasis, including the relapse rate at the two-week post-therapy visit. We intend to address these matters with the submission of additional efficacy and safety data as described below.

We plan to file an amendment to the esophageal candidiasis NDA, which will provide supplemental efficacy and safety data largely at the 100 mg dose, including data from our completed invasive candidiasis/candidemia Phase 3 clinical trial. We expect to submit the amendment in the second quarter of 2005. Under this timeline, the fourth quarter of 2005 is the earliest anidulafungin could be approved for this indication

We intend to file a new NDA for anidulafungin for the treatment of invasive candidiasis/candidemia with updated efficacy and integrated safety data, including data from our completed Phase 3 clinical trial, the results of which were released in February 2005. We plan to submit the NDA for this indication in the third quarter of 2005.

We began the Phase 3 clinical trial of anidulafungin for invasive candidiasis/candidemia in December 2002 and announced the completion of enrollment in September 2004. This double-blind, multi-center, randomized Phase 3 trial studied a 100 mg daily dose of anidulafungin versus a 400 mg daily dose of fluconazole in 256 patients with invasive candidiasis/candidemia. Patients received daily intravenous, or IV infusions of either anidulafungin or fluconazole for 10 to 42 days. The primary endpoint was the global response at the end of IV therapy, which required a successful clinical and a successful microbiological response.

Success in the global response at the end of IV therapy in the microbiological ITT population, the primary endpoint, was 75.6% (96/127) of patients with anidulafungin and 60.2% (71/118) with fluconazole. These results demonstrate statistical superiority (95% confidence interval of the difference: 3.85, 26.99) in favor of anidulafungin.

The secondary endpoint of successful global response at the two-week follow up visit in the microbiological ITT population was observed in 64.6% (82/127) of patients in the anidulafungin arm and 49.2% (58/118) of patients in the fluconazole arm, again demonstrating statistical superiority (95% confidence interval of the difference: 3.14, 27.68).

The secondary endpoint of successful global response at the six-week follow up visit in the microbiological ITT population was observed in 55.9% (71/127) of patients in the anidulafungin arm and 44.1% (52/118) of patients in the fluconazole arm demonstrating non-inferiority (95% confidence interval of the difference: -0.6, 24.28). Anidulafungin demonstrated comparable tolerability to fluconazole in the study.

Global Response

	Microbiological ITT			Evaluable
	Anidulafungin	Fluconazole	95% CI	Anidulafungin	Fluconazole	95% CI
End of IV Therapy	75.6%	60.2%	(3.85,26.99)(1)(a)	87.4%	74.7%	(1.66,23.65)(a)
2 Week Follow-up	64.6%	49.2%	(3.14,27.68)(a)	80.7%	67.1%	(0.17,26.98)(a)
6 week Follow-up	55.9%	44.1%	(-0.6,24.28)(b)	74.7%	62.3%	(-2.56,27.29)(b)

(1)	Primary
(a)	Statistically Superior
(b)	Stastically non-inferior

We began a Phase 2/3 trial of anidulafungin for the treatment of aspergillosis in the fourth quarter of 2001. Aspergillosis has a very high rate of mortality, therefore, new therapies are urgently needed. For this reason, and because our Phase 1 trial demonstrated that higher doses of anidulafungin were well-tolerated by volunteers, we have taken an anidulafungin dose of a 200 mg loading dose followed by daily maintenance doses of 100 mg directly into our Phase 2/3 trial. This open-label, non-comparative study enrolled 30 hospitalized patients with a diagnosis of invasive aspergillosis. A single daily intravenous infusion of anidulafungin and a single daily intravenous infusion of a lipid-complexed formulation of amphotericin B was administered to patients for up to 90 days. The primary endpoint was combined global response, i.e., clinical and radiographic responses, at the conclusion of therapy. We believe that the results of this clinical trial demonstrate that anidulafungin and liposomal amphotericin can be combined without increasing side effects.

Characteristics of Anidulafungin

Anidulafungin, our lead antifungal product candidate, belongs to the echinocandin class of antifungal agents. It is being developed for the treatment of serious fungal infections, including disseminated or bloodstream infections, organ infections and esophagitis, or severe infections of the esophagus. The most serious fungal infections generally occur in individuals who have impaired immune systems. In vitro anidulafungin is fungicidal for Candida, which means that it kills, rather than just inhibits, the pathogen. Anidulafungin is active against candida and aspergillus strains resistant to azoles, such as fluconazole.

Anidulafungin is a chemically modified derivative of a natural product that was chosen for development because of its improved properties over existing treatments. In May 1999, we obtained an exclusive worldwide license for its development and commercialization from Eli Lilly.

As compared with current therapies, we believe that anidulafungin has a number of potential advantages, including the following:

•	Novel mechanism of action. Anidulafungin belongs to a new class of antifungal drug that only recently has been developed for human use. It selectively inhibits an enzyme, found only in fungi, which is critical for the production and integrity of the fungal cell wall. This mechanism is completely different from that of the polyenes, such as Amphotericin B, and the azoles, such as fluconazole. The mechanism of action of anidulafungin has advantages, including fungicidal activity and lack of cross-resistance with traditional therapies. In addition, this novel mechanism of action may allow for synergistic combinations with polyenes or azoles and may result in better outcomes for patients with the most difficult-to-treat infections.

•	Potent broad spectrum. Anidulafungin has shown highly potent in vitro activity against diverse groups of fungi, both yeasts and molds, that cause life-threatening infections. Anidulafungin is particularly potent against Candida, including fluconazole-resistant strains, and Aspergillus, the two most common types of fungi causing serious human infections. Anidulafungin also shows activity against non-albicans species of Candida, which are important causative agents for systemic infections and show higher rates of resistance to fluconazole. The following table illustrates the in vitro potency of anidulafungin against Candida albicans, as measured by the MIC90, or the concentration of drug that inhibits the growth of 90% of the fungal strains. The figure demonstrates that to inhibit the growth of Candida albicans, less anidulafungin is needed as compared with existing agents caspofungin, amphotericin B and fluconazole.

Candida Activity
MIC 90
Species	Anidulafungin	Caspofungin	Fluconazole	Amphotericin B
C albicans n=733	0.03	0.5	2	0.25
C glabrata n=458	0.13	1	32	0.5
C krusei n=50	0.13	2	>64	0.5

The above table was published in Antimicrobial Agents and Chemotherapy, 2003.

In vitro data also demonstrated that to inhibit growth of Aspergillus fumigatus, less anidulafungin is needed as compared with existing agents voriconazole, itraconazole, caspofungin and amphotericin B (Diagnostic Microbiology and Infectious Disease 2003-45 131-135).

As compared with other antifungal agents, these data illustrate that anidulafungin is more potent in vitro than available therapies. Anidulafungin also demonstrated impressive activity in a variety of animal models of Candida and Aspergillus infection. These included quite severe infections in immunosuppressed animals, such as disseminated infections and pulmonary aspergillosis. Efficacy was shown against different species and strains of Candida, including strains resistant to fluconazole. For example, in animal models the number of Candida in the liver, spleen, kidneys and lungs were reduced by 99.99% at the anidulafungin dosage of 0.5 mg/kg. In animals infected with Aspergillus, 80% of those treated with 2.5 mg/kg/day of anidulafungin survived until the end of the experiment (ten days), whereas all untreated animals died within four days.

•	Fungicidal. Anidulafungin kills Candida. This is an important characteristic of its novel mechanism of action, which affects the integrity of the protective cell wall of fungi. This may be an advantage over the widely-used azole class of antifungal agents, which are fungistatic, meaning that they merely inhibit the growth of Candida and do not kill them. For example, when comparing anidulafungin to fluconazole, a fungistatic agent, anidulafungin’s killing power is clearly demonstrated: after twelve hours of exposure to anidulafungin, more than 99.5% of the exposed yeast was killed and after 12 hours of exposure to fluconazole, none of the exposed yeast was killed. Patients who are severely immunosuppressed may be more effectively treated with a therapy that is fungicidal rather than fungistatic.

•	Low potential for developing resistance. In the laboratory it has proven very difficult to develop resistance to anidulafungin.

•	Tolerability Profile. Anidulafungin has been tested in greater than 20 separate Phase 1, 2 and 3 clinical trials of over 1000 volunteers and patients. In the Phase 3 esophageal candidiasis trial and Phase 3 invasive candidiasis/candidemia trial, anidulafungin demonstrated a safety profile similar to fluconazole.

Dalbavancin—A Next-Generation Antibiotic for the Treatment of Serious Gram-Positive Infections

Clinical Experience

Dalbavancin is a novel next-generation lipoglycopeptide antibiotic, a chemically modified derivative of a natural product. We are developing dalbavancin as an alternative to vancomycin for the treatment of serious Gram-positive infections, predominantly in hospitalized patients. Dalbavancin has potent in vitro activity against Gram-positive bacteria. In particular, we are targeting infections caused by Staphylococci, including methicillin-resistant strains, the principal indication for vancomycin. Serious infections caused by Staphylococci include skin and soft tissue infections, bloodstream infections and osteomyelitis. An additional advantage of dalbavancin is its ease of administration, because of its once weekly dosing regimen.

We also initiated a Phase 2 trial in catheter-related bloodstream infections in the first quarter of 2002. In January 2004, we announced the results of this Phase 2 clinical trial for catheter-related bloodstream infections which demonstrated that dalbavancin showed superior activity to vancomycin, a current standard of care for the treatment of Gram-positive catheter-related bloodstream infections (CR-BSI). The Phase 2 CR-BSI trial enrolled 67 patients who were randomized to receive either dalbavancin (one gram on day one, 500mg on day eight) or 14 days of twice daily vancomycin. At the primary endpoint, the follow-up visit in evaluable patients, dalbavancin had an overall success (clinical and microbiological) of 87.0% (20/23) versus vancomycin 50.0% (14/28) in the microbiological ITT population, which was statistically significant. CR-BSIs are one of the most common hospital-acquired infections.

In December 2002 we started two Phase 3 trials with dalbavancin for the treatment of SSTIs. These randomized, double-blind trials each enrolled at least 550 patients who were examined for overall clinical and microbiological responses at the conclusion of therapy. In the first trial, patients with cSSTIs received either a one gram intravenous dose of dalbavancin on study day one followed by a 500 mg dose on study day eight or approved doses of linezolid for 14 days. In the second study, patients with uncomplicated skin and soft tissue infections received either a one gram intravenous dose of dalbavancin on study day one, with the option of adding a 500 mg doses on study day eight, or intravenous cefazolin, followed by oral cephalexin. On day eight, the investigator decided the duration of the study medication therapy (seven or 14 days) based on the clinical status of the patient.

In addition, in October 2003 we initiated another Phase 3 clinical trial, which will include up to 150 patients to evaluate the safety and efficacy of dalbavancin, relative to vancomycin, one of the current standards of care for the treatment of SSTIs. Patients received either dalbavancin, one gram intravenous dose on day one plus 500 mg on day eight, or approved daily doses of vancomycin for 14 days.

In August 2004, we announced results from our three Phase 3 SSTI studies.

Phase 3: cSSTI

Clinically Evaluable	ITT

	Dalbavancin	Linezolid	(95% CI)	Dalbavancin	Linezolid	(95% CI)(1)

2 week follow-up	88.9%	91.2%	(-7.3,2.9)	76.5%	82.7%	(-12.0, -0.3)

Phase 3: uSSTI

Clinically Evaluable	ITT

	Dalbavancin	Cefazolin	(95% CI)	Dalbavancin	Cefazolin	(95% CI)(1)

2 week follow-up	89.1%	89.1%	(-6.8,6.8)	76.0%	75.8%	(-7.7, 8.2)

Phase 3: At Risk for MRSA

Clinically Evaluable	ITT

	Dalbavancin	Vancomycin	(95% CI)	Dalbavancin	Vancomycin	(95% CI)(2)

2 week follow-up	89.9%	86.7%	(-13.0,19.4)	86.0%	65.3%	(4.3,37.0)

(1)	Prespecified margin of non-inferiority = -12.5%
(2)	Prespecified margin of non-inferiority = -20.0%

Characteristics of Dalbavancin

We believe dalbavancin has the following potential advantages over current therapies:

•	Greater potency. In the laboratory, dalbavancin demonstrated better activity against a range of Gram-positive bacteria, including all of the staphylococcal species, in particular against Methicillin-resistant Staphylococcus aureus, or MRSA and methicillin-resistant Staphylococcus epidermidis, or MRSE. MRSA has amongst the fewest treatment options of which vancomycin is one of the few options currently available. As shown in the table below, dalbavancin was more potent in vitro than other marketed and experimental antibiotics against MSSA and MR-CoNS. The table demonstrates that to inhibit the growth of MRSA and MRSE, less dalbavancin is needed as compared with existing agents vancomycin, teicoplanin, linezolid, and Synercid™. Activity is expressed as the MIC90.

MIC 90
Antimicrobial	MSSA (n=1815)	MRSA (n=1177)	MR-CoNS (n=817)
Dalbavancin	.06	0.06	0.06
Vancomycin	1	2	2
Teicoplanin	1	2	4
Linezolid	2	2	1
Synercid	0.5	1	0.5

Published in Diagnostic Microbiology and Infectious Disease, February 2004

This data illustrates that dalbavancin is more potent than the other antibiotics in vitro. Dalbavancin also demonstrated impressive potency in a number of animal model infections, caused by a variety of Gram-positive bacteria, including those resistant to methicillin. Dalbavancin was efficacious against Staphylococcal endocarditis in animal models, as well as against Streptococcus pneumoniae pulmonary infection in normal and immunosuppressed animal models. Pharmacodynamic studies in animal models demonstrated bactericidal activity in the animals coupled with good tissue penetration and distribution of dalbavancin.

•	Bactericidal. Dalbavancin kills Gram-positive bacteria. This may be an advantage over certain other therapies such as Zyvox™, which is bacteriostatic. Patients with serious infections caused by methicillin-resistant staph may be more effectively treated with a therapy that is bactericidal rather than bacteriostatic.

•	Unique dosing regimen. Phase 3 studies have demonstrated that once weekly dalbavancin is non-inferior in SSTI to at least twice daily linezolid, cephazolin, or vancomycin. Once-weekly dosing may allow some patients to have IV lines discontinued, which translates into fewer opportunities for local infection and blood stream infections. This may also provide pharmacoeconomic benefits, such as shorter hospital stays, less need for follow-up home IV or oral antibiotics and other reduced costs.

•	Tolerability Profile. Over 1,250 volunteers and patients have received dalbavancin in 13 clinical studies. In the Phase 3 clinical trials for SSSI, dalbavancin had a similar safety profile when compared with cefazolin, linezolid and vancomycin.

Ramoplanin

Ramoplanin is a novel antibiotic with excellent in vitro potency against Gram-positive bacteria including VRE. Our licensee Oscient Pharmaceuticals, has conducted a Phase 2 dose response and vancomycin comparator trial to evaluate the safety and efficacy of ramoplanin for the treatment of Clostridium difficile-associated diarrhea.

VIC-Acne

VIC-Acne is a novel topical antibiotic with activity against Propionibacterium acne including clindamycin and tetracycline resistant strains. We have completed a Phase 1 clinical trial with this agent as an anti-acne compound which showed it was well tolerated.

VIC-5555

VIC 5555 is the lead product candidate in our lincosamide research program. It is designed as an improvement of clindamycin, an antibiotic often used for anerobic bacterial infections. VIC-5555 has shown improved in vivo and in vitro activity when compared to clindamycin. We plan to file an IND for VIC-5555 in 2005.

Research Collaborations

Deformylase Inhibitors collaboration with Novartis

We are collaborating with Novartis to develop deformylase inhibitors as antibacterial agents. Deformylase is an essential enzyme present in bacteria but not required for human cells, thus representing a good target for the discovery of inhibitors that can serve as broad spectrum antibacterial agents. Deformylase is a metal-containing enzyme, or metalloenzyme. If this metal is removed or interfered with, the enzyme can no longer function. Since it is possible to design molecules that bind to metals, this makes it especially attractive for the design of mechanism-based drugs. Captopril, the first drug to be rationally designed using this approach, is an inhibitor of a metalloenzyme called Angiotensin Converting Enzyme, or ACE. The design of captopril, which is used to treat hypertension and congestive heart failure, represented a major pharmaceutical breakthrough. Deformylase offers an excellent opportunity for integrating this principle of mechanism-based drug design with our combinatorial chemistry based approach.

Based on our scientists’ experience in the captopril field, we initiated a highly focused chemistry effort targeting the rational design and synthesis of deformylase inhibitors. We designed a set of pharmacophoric libraries specifically suited for metalloenzyme targets and also developed new synthetic methodologies for the preparation of these libraries. Screening these libraries against deformylase led to the identification of several molecules with excellent enzymatic and whole-cell inhibitory activity. Our proprietary “Gene to Screen” technology helped identify those leads that inhibited bacterial growth by specifically inhibiting deformylase. Through proper integration of combinatorial chemistry with medicinal chemistry, more specific lead series were further optimized with excellent selectivity, as well as activity against clinically significant multi-drug resistant bacteria. Novartis has filed patent applications on the novel structures that we have synthesized. Many of these compounds have demonstrated good in vivo activity in pre-clinical studies when administered orally. The lead compound in this collaboration entered Phase 1 clinical trials by Novartis in the fourth quarter of 2003. In March 2005, we announced that Novartis has suspended progress of this compound in favor of progressing a second deformylase inhibitor.

We entered into our collaboration agreement with Novartis in March 1999. Pursuant to this agreement, we are collaborating to discover and develop novel deformylase inhibitors. In connection with the collaboration, Novartis made an initial equity investment in us of $3.0 million and provides us with funding to support some of our full-time researchers. Under the terms of this agreement, we have established with Novartis a joint research committee and we are responsible for performing the three-year research plan developed by the committee. In return, Novartis has agreed to pay us a fee. We are also entitled to receive payments of up to $13.0 million for our compounds or up to $7.25 million for Novartis compounds upon Novartis’ achievement of certain research milestones. In addition, we granted Novartis, and Novartis granted us, reciprocal research licenses. We also granted Novartis an exclusive worldwide commercial license, pursuant to which it may develop, manufacture and sell products resulting from this collaboration. For each product that Novartis develops and launches in specified countries, we are entitled to receive royalties on worldwide sales of the product and additional payments if the product contains one of our compounds and a lesser sum if the product contains a Novartis compound. Novartis may offset some of its royalty payments by the amount of previous milestone payments made to us. We have the option to co-promote with Novartis in hospitals in the United States and Canada any product that contains one of our compounds as an active ingredient, but we will not be entitled to royalties from sales of the product in that territory if we exercise our co-promotion option. These licenses and related royalty obligations terminate on a country-by-country basis with respect to a product developed under the collaboration upon the later of 10 years from the date of the first commercial sale of the product in the country or the time at which the product is no longer covered by a pending or issued patent in the country. In addition to the work on deformylase inhibitors, we have been delivering to Novartis under the agreement a series of screening assays based on novel anti-bacterial targets. For each screen that Novartis accepts as validated, we receive a milestone payment. In August 2001 and January 2002, Novartis paid us our fourth and fifth milestone payments, respectively, as a result of our delivery of our fourth and fifth target-based screens, which we expect will be used in Novartis’ high-throughput screening laboratory to identify new anti-infectives. In March 2002, the collaboration agreement was amended to extend the research term by an additional year, through March 2003, and to provide that Novartis shall make an additional payment to us upon our achievement of a new milestone. In February 2003, the collaboration agreement was amended to extend the research term by an additional two years, through March 31, 2005. Through December 31, 2004, Novartis has made aggregate payments to us under this agreement (excluding equity investments) of $18.2 million. In March 2005, we announced that Novartis has opted to suspend the Phase 1 compound and will advance a second compound. We received a milestone for the designation of this second compound as a late stage preclinical compound.

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

Oxazolidinones collaboration with Pfizer

We are collaborating with Pfizer to identify new generations of oxazolidinones. The oxazolidinones are one of the first major new chemical class of antibacterial products to enter the market in over 30 years. Pfizer has received FDA approval, independent of us, for a new drug called Zyvox, the most advanced molecule in this class. Based on historical precedents for antibiotics, it is likely that the development of subsequent generations of oxazolidinones with improved potency and a broader spectrum of activity will create a major market opportunity. Oxazolidinones are active against a broad spectrum of Gram-positive pathogens, including multidrug resistant Staphylococci, Streptococci and Enterococci. They have a novel mechanism of action involving inhibition of an early step in protein biosynthesis. Oxazolidinones have no cross resistance to other classes of antibiotics.

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

We entered into our collaboration agreement with Pharmacia Corporation, now Pfizer, in March 1999. Pursuant to this agreement, we are collaborating to discover, synthesize and develop second and third generation oxazolidinone product candidates. We supply research, product leads and other specified intellectual property to the collaboration. Pfizer has the right to conduct the development of any product candidates and the manufacture and sale of any products resulting from the collaboration. In connection with the collaboration, Pfizer made an equity investment in us of $3.8 million and paid us research support and license fee payments. We have assigned to Pfizer one U.S. patent application and a corresponding Patent Cooperation Treaty patent application relating to this collaboration. Both applications involve the methodology of preparing oxazolidinones, libraries and pharmaceutical compositions. Under the terms of the agreement and in consideration of our research obligations, we are entitled to receive funding from Pfizer to support some of our full-time researchers. If Pfizer’s development efforts achieve specified milestones, Pfizer is obligated to pay us additional milestone payments of up to $14 million for each compound. We are entitled to receive royalties on the worldwide sales of any products developed and commercialized from the collaboration. Pfizer is allowed to offset some of its royalty payments by the amount of previous milestone payments made to us. These licenses and royalty agreements will terminate on a country-by-country basis with respect to a product developed under the collaboration upon the later of 10 years from the date of the first commercial sale of the product in the country or the expiration of all product patents in the country. Pursuant to an October 2000 amendment, Pfizer increased its funding for this collaboration by 30%, and in June 2001, we received a milestone payment for the initiation of clinical development of one of the compounds. In July 2002, we and Pfizer amended the agreement to extend the collaboration for an additional three years through March 2005.

Through December 31, 2004, Pfizer has made aggregate payments to us under this collaboration agreement (excluding equity investments) of $20.3 million. We do not depend upon continued milestone payments from Pfizer to any significant extent because we have funded, and intend to fund, our drug development programs primarily with the proceeds of equity offerings. Although we currently depend upon our collaborations, in-licensing opportunities and internal research, in the aggregate, to seek to obtain a pipeline of product candidates, we do not depend to any significant extent on any individual collaboration.

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

In November 2002, Newron Pharmaceuticals S.p.A. joined the Consortium, and in February 2003, the University of Calabria also joined as a member. In November 2003, the Consortium changed its name in “Consortium Italbiotec”. The headquarters of the Consortium is located at our offices in Italy.

Internal Discovery Research

We use a variety of approaches combining the best drug discovery tools available. Thus, we integrate our capabilities in the areas of lead optimization, functional genomics and mechanism-based rational drug design and high-throughput screening of our diversified library of microbial extracts to fill both our proprietary and collaborators’ product pipelines.

Lead Optimization

Several members of our scientific staff are pioneers in the application of combinatorial chemistry to drug discovery. We have focused our efforts on the practical applications of this powerful technology for the discovery and development of new antibacterial agents. We believe that the best use of combinatorial chemistry is in lead optimization via preparation of hundreds of discrete, well-characterized compounds based on core lead structures. We have analyzed the antibacterial field to arrive at potential lead optimization candidates that are either previously abandoned molecules, or are molecules on which work is still being done. In both cases, we have chosen molecules that have the potential for significant improvements in potency, spectrum of activity or other properties. Our expertise allows us to develop combinatorial methods for modifying structurally complex molecules. Once a suitable molecule for lead optimization is selected, we establish a proprietary position by using combinatorial chemistry to prepare new analogs that fall outside the patent scope of our likely competitors. Following the discovery of novel bioactive lead structures, we integrate our combinatorial and medicinal chemistry efforts to prepare individual molecules that can be navigated efficiently through pre-clinical testing. Once an in vivo active lead has been established, we determine whether the molecule best fits our proprietary product or our collaborators’ product portfolios. The successful execution of this strategy has been demonstrated by our collaborative oxazolidinone project with Pfizer. We are currently working on an internal research program using this approach.

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

The natural products we study are made by microbes found in the soil and other sources. Our scientists have expertise in isolating rare and unusual genetically diverse soil microbes and have now accumulated a unique collection of about 50,000 microbes. Each of these microbes is capable of producing a unique mixture of natural products when grown in liquid media. Depending on the media that they grow in, microbes can produce different mixtures of molecules. Concentrated extracts of these fermented media represent an invaluable source of chemical structural diversity. Thus, a library containing about 170,000 of these extracts has been created. New microbes and extracts are continually being added to this collection.

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

Our research center in Italy has a long and rich history in the development of important antibiotics having been responsible for the discovery of rifampin, teicoplanin, dalbavancin, ramoplanin and VIC-Acne. Although natural products have found their widest use as antibiotics, it is clear that they also represent a tremendous source of structural diversity for other therapeutic uses as well. We will exploit these opportunities through collaborations with other companies.

Licensing Agreements

Eli Lilly

In May 1999, we entered into a license agreement with Eli Lilly to obtain an exclusive worldwide license for the development and commercialization of anidulafungin. The license agreement provides for a number of payments from us to Eli Lilly, as follows: (i) an up-front payment for the license; (ii) periodic milestone payments bearing on achieving certain goals related to intravenous and oral formulations; (iii) payments during the period 2000 through 2002 for product inventory; and (iv) royalty payments based upon the net sales of the applicable products. We have also granted to Eli Lilly an option to license the exclusive worldwide rights to any oral formulation of anidulafungin, which is exercisable upon successful completion of Phase 2 clinical trials. If Eli Lilly exercises this option, Eli Lilly will pay us an up-front fee and royalties based on net product sales, and will reimburse us for any milestone payments paid plus the value, on a cost-plus basis, of all prior development expenses attributed to the development and commercialization of the oral formulation of anidulafungin. We are not currently working on an oral formulation program.

Oscient Pharmaceuticals (formerly Genome Therapeutics)

In October 2001, we entered into a licensing agreement with Oscient Pharmaceuticals pursuant to which we granted Oscient Pharmaceuticals the right to develop and commercialize ramoplanin, one of our proprietary product candidates, in North America. Under the terms of the agreement, Oscient Pharmaceuticals paid us an initial payment of $2.0 million. Thereafter, Oscient Pharmaceuticals will make further milestone payments to us of up to an additional $8.0 million in a combination of cash and notes convertible into Oscient Pharmaceuticals’ stock. In addition to purchasing the bulk material from us, Oscient Pharmaceuticals will fund the completion of clinical trials and pay us a royalty on product sales. The combined total of bulk product sales and royalties is expected to be greater than 20% of Oscient Pharmaceuticals’ net product sales. In return, subject to the terms of the agreement, Oscient Pharmaceuticals has exclusive rights to develop and market oral ramoplanin in the USA and Canada. We retain the rights to market ramoplanin outside these territories.

Sales and Marketing

We intend to market and sell our proprietary products through a direct sales force in the United States and Canada. Because we are targeting the hospital market, we will begin in 2005 to develop a relatively small focused sales force which we believe will be sufficient to provide coverage to sell our hospital products. We plan to employ traditional marketing programs for hospital products which may include continuing medical education, medical science liaisons, literature distribution, trade press advertising and other approaches. Our management has experience in building specialty pharmaceutical sales forces and we are in the process of developing a sales and marketing infrastructure. We have already hired a senior vice-president, sales and a senior vice-president, marketing. We expect to collaborate with other pharmaceutical companies to market our collaboration products in non-hospital markets in the United States and Canada.

Manufacturing

Eli Lilly has supplied us with sufficient anidulafungin echinocandin-B nucleus to market the drug for a couple of years. We produce the active pharmaceutical ingredient for anidulafungin at ChemSym Laboratories, a department of Eagle-Picher Pharmaceutical Services, LLC. The active pharmaceutical ingredient for dalbavancin is produced at the Aventis plant in Brindisi, Italy. The lyophilized sterile vials for both anidulafungin and dalbavancin are produced at Ben Venue Laboratories. In the future, we intend to manufacture products at our own manufacturing plant in Pisticci, Italy, which is currently completing the construction process.

Intellectual Property

The proprietary nature of, and protection for, our products, product candidates, processes and know-how are important to our business. We seek patent protection in the United States and internationally for our product candidates and other technology. Our policy is to patent or in-license the technology, inventions and improvements that we consider important to the development of our business. In addition, we use license agreements to selectively convey to others rights to our own intellectual property. We also rely on trade secrets, know-how and continuing innovation to develop and maintain our competitive position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Competition

We believe our products will face intense competition from both existing therapies and new generations of antibiotics and antifungals. We expect to compete against existing therapies on the basis of greater potency, improved effectiveness and/or reduced toxicity. Several pharmaceutical and biotechnology companies are actively engaged in research and development related to new generations of antibiotic and antifungal products. We cannot predict the basis upon which we will compete with new products marketed by others. Many of our competitors have substantially greater financial, operational, sales and marketing, and research and development resources than we have. Companies that market or are known to us to be in active development and/or commercialization of antibiotic or antifungal products in our target markets include Bristol-Myers Squibb Co., Schering-Plough Corp., Aventis S.A., Fujisawa Pharmaceutical Co. Limited, Johnson & Johnson Inc., Pfizer Inc., Merck & Co. Inc., Cubist Pharmaceuticals Inc., Enzon, Gilead Sciences Inc., InterMune, Wyeth and Theravance.

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

Phase 1 clinical trials.

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

Phase 2 clinical trials.

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

Phase 3 clinical trials.

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

Phase 4 clinical trials and post marketing studies

Even after the drug is on the market, the FDA may request additional studies (known as Phase 4) to evaluate long-term effects. In addition to studies requested by the FDA after approval, these trials and studies are conducted to explore new indications. The purpose of these trials and studies and related publications is to broaden the application and use of the drug and its acceptance in the medical community.

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

In order to be awarded grants or subsidies, eligible companies must submit a detailed request to MIUR and/or MAP, as applicable, describing their business and specifying the proposed project. MIUR and/or MAP, as applicable, will then evaluate the request and decide whether to make an award. Each grant and subsidy which is awarded will be paid, depending on the actual progress of the project (a portion of the grants may, however, be disbursed as an advanced payment by MIUR and/or MAP, as applicable). The companies receiving the grants must comply with certain conditions relating to, among other things, the geographical, technical and timeline development of the projects and the characteristics and location of the companies receiving the grants. MIUR and/or MAP, as applicable, are entitled to discontinue or revoke the grants and subsidies under certain circumstances.

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

We contributed the assets of former Biosearch into one of our Italian subsidiaries, Vicuron Pharmaceuticals Italy S.r.l. Due to administrative and procedural reasons concerning the authorized bank, however, some grants and subsidies are jointly registered in the names of our company and our Italian subsidiary. Based on the above, in order to seek to avoid the termination of the grants and subsidies and repayment of the amounts received with interest, we contacted the authorized bank in order to start the procedure to obtain its consent to the merger and the subsequent contribution insofar as existing grants and subsidies are concerned. We face the risk that one or both of the transfers might not be approved by the authorized bank and/or by the applicable Italian authorities, in which case we might be required to repay some or all of the grants and subsidies received prior to the completion of the merger and/or contribution, plus accrued interest and applicable damages. In addition, since Vicuron Pharmaceuticals Italy S.r.l. is an Italian company, we expect that it will be eligible to receive new grants and subsidies in the future. However, there can be no assurance that Vicuron Pharmaceuticals Italy S.r.l. will qualify or be approved for any grants or subsidies that may be applicable to it.

Regional Investment Programs

Biosearch Manufacturing S.r.l., one of our Italian subsidiaries, has been awarded a grant by Regione Basilicata, a local authority in southern Italy, for the construction of a new manufacturing plant. This grant will be paid to our subsidiary in installments in accordance with the completion of various stages of the construction work and can be revoked or reduced if our subsidiary does not comply with its obligations thereunder. In order to maintain eligibility for the entire grant awarded by Regione Basilicata, our subsidiary must also comply with certain requirements relating to, among other things, number of its employees, its turnover levels and its independence of other companies. Following our merger with Biosearch, we anticipate that subject to compliance with the terms and conditions of the grant, a significant portion of the awarded grants will be available to Biosearch Manufacturing S.r.l. post-merger.

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

On June 30, 2003, we contributed the assets formerly of Biosearch to our subsidiary, Vicuron Pharmaceuticals Italy S.r.l. In connection with such contribution, we submitted a request to the EU Commission to transfer the EU grants formerly of Biosearch to our Italian subsidiary. In the name of our Italian subsidiary, we may from time to time in the future, apply to MIUR and the EU Commission for additional grants and subsidies. However, there can be no assurance that our subsidiary will in the future qualify or be approved for any grants or subsidies that may be applicable to it.

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

Employees

As of December 31, 2004, we employed 216 persons, 54 of whom hold Ph.D. or M.D. degrees. One hundred and twenty-two employees are engaged in research, 30 in clinical, 32 in manufacturing, 11 in marketing and business development and 21 support administration, finance, management information systems and human resources. We believe that we maintain good relations with our employees.

ITEM 2. PROPERTIES

Our facilities in the United States currently consist of approximately 55,000 square feet of laboratory and office facilities located in Fremont, California, which is leased to us until February 2009, and an aggregate of approximately 27,000 square feet of office facilities in King of Prussia, Pennsylvania, which are leased to us until September 2007.

Vicuron Pharmaceuticals Italy S.r.l., one of our subsidiaries, owns offices and laboratory facilities consisting of approximately 170,000 square feet located in Gerenzano, Italy. We use approximately 70% of the square footage of these buildings and have leased a number of the offices and laboratories we are not currently using to Areta International. Biosearch Manufacturing S.r.l., an indirect subsidiary of ours, owns land consisting of approximately 87,000 square meters in the Pisticci technical area in southern Italy. We also lease 200 square meters in Milan.

We believe that these current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

Beginning on June 15, 2004, six shareholder securities class action complaints were filed against the Company and certain of the Company’s senior officers in the U. S. District Court for the Eastern District of Pennsylvania. Those actions are styled: Perry Paragamian vs. Vicuron Pharmaceuticals, Inc., et al. (Case No. 04cv2627); John H. Taylor vs. Vicuron Pharmaceuticals, Inc. et al. (Case No. 04cv2685); Security Police-Fire Professionals of America vs. Vicuron Pharmaceuticals, Inc. et al. (Case No. 04cv2708); Fred Zucker vs. Vicuron Pharmaceuticals, Inc. et al. (Case No. 04cv2745); Brian B. Steketee vs. Vicuron Pharmaceuticals, Inc. et al. (Case No. 04cv3365); and Brad Staton vs. Vicuron Pharmaceuticals, Inc. (Case No. 04cv3422), collectively the “Federal Class Actions.” The Company intends to defend this litigation vigorously.

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

Based on the Court’s order of August 23, 2004, plaintiffs filed the Consolidated Complaint on December 6, 2004. The Consolidated Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933, arising from our May 24, 2004 press release announcing the issuance of an approvable letter by the FDA indicating that our proposed pharmaceutical, anidulafungin, does not currently support a labeling claim for initial treatment of esophageal candidiasis. The Consolidated Complaint alleges a putative class period from January 6, 2003 through May 24, 2004. The Sections 10(b) and 20(a) claims are based on the allegation that defendants artificially inflated the price of Vicuron’s stock during the class period by making allegedly false and misleading statements concerning anidulafungin, the prospects that the FDA would approve the drug for initial treatment of esophageal candidiasis, and the prospects for the drug’s marketing success. The Section 11 claim is based on the allegation that our July 2003 Registration Statement and Prospectus for a secondary public stock offering contained a false statement about anidulafungin’s expected competitive advantages over existing therapies. The complaints seek compensatory damages, interest, attorneys’ fees, and injunctive and equitable relief.

Pursuant to the District Court’s first scheduling order entered on November 2, 2004, defendants filed a motion to dismiss the Consolidated Complaint on January 20, 2005. Lead plaintiffs filed an opposition on February 22, 2005. The Defendants’ reply was filed on March 9, 2005. Defendants’ motion to dismiss stayed all discovery, pending the District Court’s resolution of the motion.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2004 annual meeting of stockholders was held on October 28, 2004 at the Villanova Conference Center for the purposes of acting upon the following matters:

1. The election of two directors to our board of directors to hold office until our 2007 annual meeting of stockholders or until their successors are duly elected and qualified.

	For	Withhold
Christopher T. Walsh, Ph.D.	30,631,392	3,930,284
Cheryl A. Wenzinger, CPA	34,461,604	100,072

The terms of the following directors continued after the meeting: (i) James H. Cavanaugh, Ph.D.; (ii) George F. Horner III; (iii) Costantino Ambrosio; (iv) David V. Milligan, Ph.D.; and (v) Alan W. Dunton, M.D.

2. To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2004.

For	Against	Abstain
34,400,929	137,687	23,060

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is listed for trading on both the NASDAQ and the Nuovo Mercato in Italy under the symbol “MICU”. The following table sets forth for the period from January 1, 2003 through March 11, 2005 the high and low intra-day sales prices, as reported on the NASDAQ composite trading system, for the periods shown:

	Sales Prices
	High	Low
2003
First Quarter	$13.08	$10.05
Second Quarter	$15.62	$10.54
Third Quarter	$18.00	$11.68
Fourth Quarter	$19.46	$16.76

2004
First Quarter	$24.54	$18.79
Second Quarter	$24.30	$11.95
Third Quarter	$16.99	$8.76
Fourth Quarter	$18.33	$13.25

2005
First Quarter through March 11, 2005	$18.25	$14.39

As of March 11, 2005 there were approximately 70 registered holders of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to our statements of operations for the years ended December 31, 2004, 2003, and 2002, and with respect to our balance sheets as of December 31, 2004 and 2003, are derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, which are included elsewhere in this report, and are qualified by reference to such financial statements. The statements of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001, and 2000 are derived from our audited financial statements that are not included in this report. Our merger with Biosearch in February 2003 materially affects the comparability of the selected financial data for our years ended December 31, 2004 and 2003 with the selected financial data for our prior years. The selected financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this report.

	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenues
Collaborative research and development and contract services	$7,066	$7,929	$6,083	$6,145	$5,338
License fees and milestones	1,306	1,679	258	283	533

Total revenues	8,372	9,608	6,341	6,428	5,871

Operating expenses:
Research and development	68,538	77,893	48,189	32,612	15,531
General and administrative	22,303	13,531	8,184	9,600	8,891
Acquired in-process research and development	—	94,532	—	—	—

Total operating expenses	90,841	185,956	56,373	42,212	24,422

Loss from operations	(82,469)	(176,348)	(50,032)	(35,784)	(18,551)
Other income (expense):
Interest income	2,552	2,749	1,483	3,313	3,712
Interest expense	(84)	(506)	(247)	(316)	(482)
Other	—	—	—	(60)	18

Net loss before accretion of dividends and income tax benefit	(80,001)	(174,105)	(48,796)	(32,847)	(15,303)
Accretion of dividends on preferred stock	—	—	—	—	(3,486)
Income tax benefit	(1,479)	—	—	—	—

Net loss available to common stockholders	$(78,522)	$(174,105)	$(48,796)	$(32,847)	$(18,789)

Net loss per share:
Basic and diluted	$(1.40)	$(3.69)	$(1.91)	$(1.42)	$(1.95)

Weighted average shares	56,025	47,162	25,516	23,090	9,638

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$155,271	$166,157	$62,305	$63,768	$85,934
Total assets	270,026	258,498	72,736	70,697	91,596
Long term debt, less current portion	10,066	7,493	698	1,004	3,448
Convertible and redeemable preferred stock	—	—	—	—	—
Accumulated deficit	(405,246)	(326,724)	(152,619)	(103,823)	(70,976)
Total stockholders’ equity	229,591	213,783	48,666	52,894	80,287

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included elsewhere in this document. This discussion may contain forward-looking statements that involve risks and uncertainties. The words “expects,” “believes,” “intends,” “will,” “anticipates,” and similar expressions or the negatives of these words or phrases are intended to identify forward-looking statements. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this document, our actual results may differ materially from those anticipated in such forward-looking statements.

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

Since 1996, we have been operating as an independent company. In August 2000, we sold 5,290,000 shares of our common stock at $11 per share in an initial public offering and we received total net proceeds of approximately $52.7 million.

In April 2002, we completed a private placement of 2,993,800 shares of our common stock to selected institutional investors at a purchase price of $15.00 per share. We received net proceeds from the private placement of approximately $41.9 million.

In February 2003, we acquired all of the outstanding shares of Biosearch Italia S.p.A., a publicly-listed company in Italy. In connection with that transaction we issued 1.77 shares of our common stock for each outstanding share of Biosearch stock, or approximately 21.4 million shares.

In June 2003, we contributed the former assets, liabilities and business of Biosearch to our wholly-owned subsidiary in Italy, Vicuron Pharmaceuticals Italy S.r.1.

In July 2003, we sold 6,000,000 shares of our common stock at $13.85 per share in a public offering. We received net proceeds of approximately $77.8 million.

In February 2004, we filed a universal shelf registration statement on Form S-3, which will allow us to offer up to $200 million of our common stock, preferred stock, warrants and/or debt securities from time to time in one or more public offerings. In October 2004, we closed our public offering of 5,051,000 shares of our common stock at $14.75. We received net proceeds from the offering and the over-allotment of approximately $71.5 million.

Since we began our operations in 1995, we have not generated any revenues from product sales. In early 2003, we completed a Phase 3 clinical trial with anidulafungin, our lead antifungal product candidate, for the treatment of esophageal candidiasis. Based in part on the results of that trial, in April 2003 we filed a New Drug Application or NDA for anidulafungin for the treatment of esophageal candidiasis, which was accepted for review by the FDA in June 2003. In January 2004, we received notification from the FDA that the agency would complete its review of our anidulafungin NDA in May 2004, which represented a 90-day extension of the original action date. The extension was the result of the FDA’s request for additional bioanalytical data. In May 2004, we received an approvable letter from the FDA. Based on the approvable letter and discussions with the FDA, we intend to pursue two paths for approval of anidulafungin, as follows:

•	amending our existing NDA for the treatment of esophageal candidiasis; and

•	submitting an additional NDA for the treatment of invasive candidiasis/candidemia.

In December 2003, we also announced the filing of our marketing authorization application for anidulafungin for the treatment of esophageal candidiasis with the European Agency for the Evaluation of Medicinal Products, which will be reviewed under the European Community centralized licensing procedure, which is the procedure used to determine the scope of marketing authorization for human therapeutic products in all member states of the European Union. A 90 day extension for submitting responses to the EMEA was requested by us and granted by the EMEA. Recently, we requested the withdrawal of the anidulafungin MAA for esophageal candidiasis from the EMEA. We intend to resubmit a new MAA for anidulafungin in invasive candidiasis.

In December 2004, we submitted an NDA for dalbavancin, a novel antibiotic for the treatment of cSSTIs. Dalbavancin is a unique, once weekly IV lipoglycopeptide for the treatment of cSSTIs caused by Gram-positive bacteria, including one of the most difficult-to-treat strains of Staphylococcus MRSA. Dalbavancin is a second-generation lipoglycopeptide antibiotic belonging to the same class as vancomycin, the most widely-used injectable antibiotic for Staphylococcal infections. In February 2005, we received notice from the FDA that our file had been accepted for review and had received priority review.

We also completed a Phase 1 clinical trial of VIC-Acne in 2003. We have several lead compounds in pre-clinical studies.

Our revenues in the near term are expected to consist primarily of collaborative research payments, license fees and milestone payments to be received from our collaborators. Certain of these payments are dependent on achievement of specified milestones. We expect these revenues to decrease in 2005. If the development efforts result in clinical success, regulatory approval and successful commercialization of our products, we will generate revenues from sales of these products and from receipt of royalties on sales of these products.

Our expenses have consisted primarily of costs incurred in research and development of new product candidates, when in-licensing existing product candidates and in connection with our collaboration agreements, and from general and administrative costs associated with our operations. We expect licensing costs to increase as development milestones are achieved, and our research and development expenses to increase as we continue to develop our product candidates. We expect to incur sales and marketing expenses during 2005 as we establish our sales and marketing organization.

Since our inception, we have incurred significant losses. As of December 31, 2004, we had an accumulated deficit of $405.2 million. We anticipate incurring additional losses, which may increase for the foreseeable future, including at least through December 31, 2006.

We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including payments made or received pursuant to licensing or collaboration agreements, progress of our research and development efforts and the timing and outcome of regulatory approvals. The fluctuating nature of these factors makes predictions of our future operations difficult or impossible to ascertain.

Major Research and Development Projects

Our ongoing clinical trials of anidulafungin and dalbavancin are our two most significant research and development projects, generating 25% and 22%, respectively, of our total research and development expenses since our inception.

Anidulafungin

Anidulafungin is our lead antifungal product candidate. We in-licensed anidulafungin from Eli Lilly pursuant to the May 1999 agreement described below. In early 2003, we submitted an NDA for anidulafungin with the FDA. In May 2004, we received an approvable letter from the FDA for anidulafungin. Based on the approvable letter and our discussions with the FDA, we intend to pursue two paths for approval of anidulafungin, as follows:

•	amending our existing NDA for the potential treatment of esophageal candidiasis; and

•	submitting an additional NDA for the potential treatment of invasive candidiasis/candidemia.

We kept open the initial NDA for anidulafungin for the treatment of esophageal candidiasis that we filed in April 2003. We plan to file an amendment to that NDA, which will provide supplemental efficacy and safety data largely at the 100 mg dose, including data from our completed invasive candidiasis/candidemia Phase 3 clinical trial. We intend to file a new NDA for anidulafungin for the treatment of invasive candidiasis/candidemia with integrated efficacy and safety data, including data from our completed Phase 3 clinical trial, the results of which were released in February 2005.

As of December 31, 2004, anidulafungin has also been evaluated in a:

•	Phase 3 clinical trial for the treatment of esphageal candidiasis, patient enrollment completed and top line data released;
•	Phase 3 clinical trial for the treatment of invasive candidiasis/candidemia, patient enrollment completed and top-line data has been released; and

•	Phase 2/3 clinical trial for the treatment of aspergillosis, patient enrollment completed and top line data has already been released.

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

We are not currently developing an oral formulation of anidulafungin and do not presently intend to do so in the future. However, under the license agreement with Eli Lilly, we are obligated to make additional payments to Eli Lilly of up to $25.0 million if, and only if, specified milestones are achieved on an oral formulation of anidulafungin in the United States, additional payments of up to $15.0 million if specified milestones are achieved on an oral formulation of anidulafungin in Europe, and additional payments of up to $15.0 million if specified milestones are achieved on an oral formulation of anidulafungin in Japan. In addition, we are obligated to make additional payments to Eli Lilly of up to $21.0 million if, and only if, sales of an oral formulation of anidulafungin exceed specified targets worldwide. Because an oral formulation of anidulafungin is not currently feasible, we believe that it is unlikely that we will be obligated to make any of these payments to Eli Lilly. We have also granted to Eli Lilly an option to license the exclusive worldwide rights to any oral formulation of anidulafungin, which is exercisable upon successful completion of Phase 2 clinical trials. If Eli Lilly exercises this option, Eli Lilly would pay us an up-front fee and royalties based on net product sales, and would reimburse us for any milestone payments paid plus the value, on a cost-plus basis, of all prior development expenses attributed to the development and commercialization of the oral formulation of anidulafungin. However, due to the speculative nature of the oral formulation of anidulafungin, we believe that it is unlikely that we will be entitled to receive fees or royalties and reimbursement of expenses from Eli Lilly.

Research and development expense allocated to our anidulafungin project, expressed as a percentage of total research and development expense for the period, was:

•	11% for the year 2004 compared to 22% for the year 2003 and 42% for the year 2002; and

•	25% in the aggregate from our inception through December 31, 2004.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our anidulafungin project is to obtain marketing approval from the FDA and analogous international agencies; and we will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Material cash inflows relating to our anidulafungin project will not commence until after marketing approvals are obtained, and then only if anidulafungin finds acceptance in the marketplace. To date, we have not received any revenues from product sales of anidulafungin. Because of the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict the total estimated cost to complete, the anticipated completion date or when material cash inflows from our anidulafungin project will commence, if ever.

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

Dalbavancin

Dalbavancin is our lead antibiotic product candidate. We filed an NDA for dalbavancin with the FDA in December 2004. In February 2005, we received the acceptance to file notification from the FDA and were granted priority review status by the FDA for the NDA. As of December 31, 2004, dalbavancin has been evaluated in:

•	three Phase 3 clinical trials for the treatment of skin and soft tissue infections (completed and top-line data released); and

•	a Phase 2 clinical trial for the treatment of catheter-related blood stream infections (completed and top-line data released and published).

•	a Phase 2 trial in skin and soft tissue infections (completed and top-line data released and published).

In February 1998, we entered into a license agreement and a collaborative agreement with Biosearch. Under the license agreement, Biosearch granted us an exclusive license to develop and commercialize dalbavancin in the United States and Canada. In exchange for the license and upon the receipt of favorable results in pre-clinical studies, we paid an initial license fee of $2.0 million and issued 250,000 shares of our common stock to Biosearch. In May 2001 and December 2002, we paid Biosearch additional milestone payments for the start of Phase 2 and Phase 3 clinical trials, respectively. As a result of the Biosearch merger, we no longer owe any milestones or royalties on dalbavancin.

Research and development expense allocated to our dalbavancin project, expressed as a percentage of total research and development expense for the period, was:

•	23% for the year 2004 compared to 30% for the year 2003 and 23% for the year 2002; and

•	22% in the aggregate from our inception through December 31, 2004.

Our development administration overhead costs are included in total research and development expense for each period, but are not allocated among our various projects.

The goal of our dalbavancin project is to obtain marketing approval from the FDA and analogous international agencies; and we will consider the project substantially complete if we obtain those approvals even though subsequent to that time we might incur additional expenses in conducting additional clinical trials and follow-up studies. Before we can obtain such marketing approvals we will need to obtain approval from the FDA. We are unable to estimate the costs to completion for our dalbavancin project due to the risks surrounding the clinical trial process, including the risk that we may repeat, revise or expand the scope of our ongoing clinical trials or conduct additional clinical trials to secure marketing approvals and the additional risks listed under the caption “Risk Factors—Risks Related to our Business—If clinical trials for our product candidates are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines, which could harm our business and cause our stock price to decline.” Material cash inflows relating to our dalbavancin project will not commence until after marketing approvals are obtained, and then only if dalbavancin finds acceptance in the marketplace. Because of the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict the total estimated cost to complete, the anticipated completion date or when material cash inflows from our anidulafungin project will commence, if ever.

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

Development Administration

Research and development expense comprising development administration overhead costs, expressed as a percentage of total research and development expense for the period, was:

•	11% for the year 2004, compared to 12% for the year 2003 and 12% for the year 2002; and

•	9% in the aggregate from our inception through December 31, 2004.

We do not allocate our development administration costs among our various projects because our development administration group is managed as a separate cost center and its expenditures are not always project specific.

Other research and development projects

The remaining 44% of our total research and development expenses from our inception through December 31, 2004 were generated by various pre-clinical studies and drug discovery programs, including our collaborations with Pfizer and Novartis described below.

Oxazolidinones collaboration with Pfizer.

In March 1999, we entered into a collaboration agreement with Pharmacia Corporation, now Pfizer, pursuant to which we are collaborating to discover, synthesize and develop second and third generation oxazolidinone product candidates. In connection with the collaboration, Pfizer made an equity investment in us of $3.8 million and paid us research support and license fee payments. Under the terms of the agreement and in consideration of our research obligations, we are entitled to receive funding from Pfizer to support certain of our full-time researchers. If specified milestones are achieved, Pfizer is obligated to pay us additional payments of up to $14.0 million for each compound, a portion of which may be credited against future royalty payments to which we are entitled on the worldwide sales of any drug developed and commercialized from the collaboration. In October 2000, Pfizer increased its funding for this collaboration by 30%, and in June 2001, we received a milestone payment for the initiation of clinical development of one of the compounds. In July 2002, we amended our arrangement with Pfizer by extending the collaboration for an additional three years through March 2005. Through December 31, 2004, Pfizer has made aggregate payments to us under this collaboration agreement (excluding equity investments) of $20.3 million. In 2004, the Company received $3.7 million in payments, all of which was recognized as revenue.

Research and development expense allocated to our collaboration with Pfizer, expressed as a percentage of total research and development expense for the period, was:

•	6% for the year 2004, compared to 5% for the year 2003 and 7% for the year 2002; and

•	7% in the aggregate from January 1, 1999 through December 31, 2004.

The goal of our collaboration with Pfizer is to discover, synthesize and obtain marketing approval for second and third generation oxazolidinone product candidates. We supply research, product leads and other specified intellectual property to the collaboration. The collaboration also depends upon Pfizer to develop the product candidates, to obtain marketing approval from the FDA and analogous international agencies and to manufacture and sell any products resulting from the collaboration. Material cash inflows in the form of royalties relating to this collaboration will not commence until after marketing approvals are obtained, and then only if the product finds acceptance in the marketplace. One product candidate resulting from the collaboration has entered Phase 1 clinical trials. In order to obtain marketing approval, Pfizer will need to complete Phase 1, 2 and 3 clinical trials with satisfactory results and submit an NDA to the FDA. Pfizer is under no obligation to continue the development of any product candidate resulting from this collaboration. Because of this, and the substantial risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict the total estimated costs to complete, the anticipated completion date or when material cash inflows from our collaboration with Pfizer will commence, if ever. In May 2003, we announced an agreement to continue this collaboration.

Deformylase inhibitors collaboration with Novartis.

In March 1999, we entered into a collaboration agreement with Novartis Pharma AG pursuant to which we are collaborating to discover and develop novel deformylase inhibitors. In connection with the collaboration, Novartis made an initial equity investment in us of $3.0 million. We have also received a number of milestone payments from Novartis and are entitled to receive additional payments of up to $13.0 million for our compounds or up to $7.25 million for Novartis compounds upon the achievement of specified milestones. Novartis may deduct a portion of these milestone payments from the royalties it will be obligated to pay us on the worldwide sales of any drug developed and commercialized from this collaboration. In February 2003, we amended the original agreement in order to extend the research term through March 31, 2005. In September 2003, we announced achievement of a late-stage pre-clinical milestone for which we received a milestone payment from Novartis, and in December 2003 we announced that we received an additional milestone payment from Novartis as a result of entering into Phase 1 work on our research collaboration with Novartis. Through December 31, 2004, Novartis has made aggregate payments to us under this agreement (excluding equity investments) of $18.2 million. In 2004, the Company received $2.6 million, all of which was recognized as revenue. In addition, the Company recognized as revenue in 2004 a $750,000 milestone that it received in 2005. In March 2005, the Company announced that Novartis has opted to suspend the Phase 1 compound and will advance a second compound. The Company received a milestone for the designation of this second compound as a late stage preclinical compound.

Research and development expense allocated to our collaboration with Novartis, expressed as a percentage of total research and development expense for the period, was:

•	4% for the year 2004, compared to 3% for the year 2003 and 5% for the year 2001; and

•	6% in the aggregate from January 1, 1999 through December 31, 2004.

The goal of our collaboration with Novartis is to discover, synthesize and obtain marketing approval for deformylase inhibitor product candidates. We are responsible for supplying research to the collaboration, according to a research plan developed by a joint research committee. Our research obligations currently extend through March 31, 2005. Novartis provides us with funding to support some of our researchers on this project. The collaboration will depend upon Novartis to conduct the development of product candidates and to obtain marketing approval from the FDA and analogous international agencies. Material cash inflows in the form of royalties relating to this collaboration will not commence until after marketing approvals are obtained, and then only if the product finds acceptance in the marketplace. Currently one compound identified by the collaboration is in Phase 1 clinical trials. In order to obtain marketing approval, Novartis will need to initiate and complete Phase 1, 2 and 3 clinical trials with satisfactory results and submit an NDA to the FDA. Novartis is under no obligation to continue the development of any product candidate resulting from this collaboration. Because of this, and the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict the total estimated costs to complete, the anticipated completion date or when material cash inflows from our collaboration with Novartis will commence, if ever.

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

We recorded deferred stock compensation (net of cancellations) of $142,000, $702,000 and $(114,000) for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts were recorded as a component of stockholders’ equity and are being amortized as charges to operations over the vesting periods of the options. We recorded amortization of deferred stock compensation of $0.4 million, $1.4 million and $2.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Results of Operations

Years ended December 31, 2004, 2003 and 2002

Revenues were $8.4 million, $9.6 million and $6.3 million in 2004, 2003 and 2002, respectively. Revenues included $3.7 million, $3.6 million and $3.6 million of collaborative research and development, contract services and licensing fees from Pfizer in 2004, 2003 and 2002, respectively, and $3.4 million, $3.9 million and $2.7 million of collaborative research and development fees and milestone payments from Novartis in 2004, 2003 and 2002, respectively. The decrease in revenues in 2004 is due to the achievement of one Novartis milestone in 2004 as compared to two milestones in 2003. In addition, the Company received fewer grants associated with its European operations. The increase in revenues in 2003 is due to the achievement of additional milestones in the Novartis collaboration and recognition of Biosearch Italia grant revenues.

Research and development expenses were $68.5 million, $77.9 million and $48.2 million in 2004, 2003 and 2002, respectively. Research and development expenses consist of salaries and related costs of research and development personnel, as well as the costs of consultants, parts and supplies and clinical trials associated with research and development projects.

The decrease in research and development expenditures in 2004 as compared to 2003 was due to the completion of several large clinical trials combined with a decrease in development administration costs. This decrease was partially offset by an increase in expenditures related to costs associated with the preparation for the then-expected launch of anidulafungin, operating costs associated with the new manufacturing facility, restructuring charges and operating expenses at our European research facility. The increase in research and development expenditures in 2003 as compared to 2002 was due to increased spending on clinical trials associated with dalbavancin, our merger with Biosearch, as well as a milestone payment to Eli Lilly.

General and administrative expenses were $22.3 million, $13.5 million and $8.2 million in 2004, 2003 and 2002, respectively. General and administrative expenses consist of salaries and related costs for executive and other administrative personnel, as well as the costs of facilities, insurance and legal fees. The majority of this increase in general and administrative expenses for 2004 as compared to 2003 was due to the development of a sales and marketing infrastructure, costs associated with the implementation of measures designed to comply with Sarbanes-Oxley and restructuring charges. The increase in general and administrative expenses for 2003 as compared to 2002 was due to our merger with Biosearch and costs incurred to develop an initial marketing infrastructure.

Interest income was $2.6 million, $2.7 million and $1.5 million in 2004, 2003 and 2002, respectively. Interest income consists of interest income on cash and cash equivalents and marketable securities. The decrease in 2004 was due to a decrease in the amount of interest earning assets. The increase in interest income for 2003 as compared to 2002 is due to additional interest earning assets acquired in our merger with Biosearch combined with the proceeds of our July 2003 stock offering.

Interest expense was $0.1 million, $0.5 million and $0.2 million in 2004, 2003 and 2002, respectively. Interest expense consists of interest on the Company’s short term and long term debt. The decrease in 2004 was due to the pay off of debt related to the U.S. operations. The increase in interest expense in 2003 was due to the additional debt acquired in our merger with Biosearch. The decrease in interest expense in 2002 was due to the decrease in related debt.

Income taxes.

The statutory and effective tax rates were 35% and 0%, respectively, for the periods ended December 31, 2003 and 2002. The effective tax rate resulted from net operating losses and nonrecognition of any deferred tax asset. In the fourth quarter of 2004, the Company recognized a benefit of $1.5 million related to net operating losses generated by one of its Italian subsidiaries subsequent to the acquisition of Biosearch. This was the result of considering the reversal of temporary differences underlying the deferred tax liabilities associated with Biosearch’s opening balance sheet as a source of income in accordance with FAS 109. This benefit, which should have been recorded in 2003, is not material to the results of the fourth quarter or any prior periods. In addition it does not generate any income tax refund (i.e. cash benefit) to the company. At December 31, 2004, the Company had federal, state and foreign tax net operating loss carryforwards, or NOLs of approximately $265.0 million, $135.7 million and $73.0 million, which will expire beginning in the year 2009, 2010 and 2006, respectively. Pursuant to the Internal Revenue Code and changes in our ownership, utilization of the NOLs will be subject to an annual limitation. We had federal and state research and experimentation credit carryforwards of approximately $6.6 million and $5.1 million at December 31, 2004, which will expire beginning in the year 2006.

Liquidity and Capital Resources

We have funded our operations principally with the proceeds of $78.5 million from a series of six preferred stock offerings over the period 1995 through 1999, and net proceeds of $52.7 million from our initial public offering received in August 2000. In addition, in April 2002, we completed a private placement of 2,993,800 shares of our common stock to selected institutional investors at a purchase price of $15.00 per share, from which we received net proceeds of approximately $41.9 million. In July 2003, we sold 6,000,000 shares of our common stock at $13.85 per share in a public offering and received net proceeds of $77.8 million. In addition, in February 2004, we filed a universal shelf registration statement on Form S-3, which allows us to offer up to $200 million of our common stock, preferred stock, warrants and/or debt securities from time to time in one or more public offerings. In October 2004, we closed our public offering of 5,051,000 shares of our common stock at $14.75 and received net proceeds of $71.5 million.

As of December 31, 2004, we have also received approximately $38.4 million in payments for collaborative research, contract services and milestone payments, as well as license fees from our collaborators, including Sepracor.

Further, we had a $6.0 million term loan and $2.0 million equipment note with a commercial bank. The term loan accrues interest at the prime rate plus 0.50% and the equipment note’s interest rate is based on the LIBOR rate plus an applicable margin. The terms of the term loan were revised in January 2003 and the balance at that time of $2.8 million became repayable in eight equal quarterly installments beginning on March 31, 2003 with the final payment due on December 31, 2004. The remaining note balance was also payable on December 31, 2004. Also, in January 2003 the term loan was amended to include a three-year equipment note for $1.5 million that we were able to draw down on through December 31, 2003. The note bears interest at the prime rate unless we exercise an option to have the interest on all or any portion of the principal amount based on the LIBOR rate plus an applicable margin. The interest on the note was payable in quarterly installments during the draw down period. The principal of the note is payable in equal installments beginning on March 31, 2004 with the final payment due on December 31, 2004. As of December 31, 2004 and 2003, there was an outstanding loan balance of $0 and $2.1 million, respectively.

In addition, in the period from March 2003 through December 2004, Biosearch Manufacturing S.r.l. received proceeds of 7.5 million euros from a loan facility entered into by Biosearch Manufacturing S.r.l. with Basilicata Region of Italy for the construction of Biosearch Manufacturing S.r.l.’s manufacturing plant in Pisticci. Under the loan agreement, Biosearch Manufacturing S.r.l. has a total loan facility of 7.5 million euro repayable in 10 years. The term loan bears interest at 6 months LIBOR rate plus a 1.65% spread less a 4% interest rate which is charged to the Basilicata Region. The loan matures in 2012. The interest rate was 3.89% at December 31, 2004. As of December 31, 2004 and 2003, the outstanding loan balance was $10.1 million and $6.4 million, respectively.

Years ended December 31, 2004, 2003 and 2002

Cash used in operations was $84.4 million, $72.1 million and $42.0 million in 2004, 2003 and 2002, respectively. The net loss for 2004 includes a non-cash charge of $5.8 million for depreciation and amortization. This was more than offset by a decrease in accounts payable and accrued liabilities related to the completion of several large clinical trials. The net loss of $174.1 million for 2003 includes a non-cash charges for the write off of acquired in-process research and development of $94.5 million and the amortization of non-cash stock compensation and depreciation of $6.3 million. The net loss of $48.8 million for 2002 was offset by non-cash charges for the amortization of non-cash stock compensation and depreciation of $3.5 million and an increase in accounts payable and accrued liabilities associated with clinical trial expenditures offset by an increase in prepaid expenses and other current assets which primarily relates to prepaid acquisition costs incurred during the merger with Biosearch.

Investing activities provided $4.2 million and $69.2 million of cash and used $2.6 million of cash during 2004, 2003 and 2002, respectively. The decrease in cash provided in 2004 was due to the realignment of the investment portfolios in 2003 subsequent to the Biosearch merger. Capital expenditures were $13.8 million, $11.7 million and $0.9 million in 2004, 2003 and 2002, respectively. Higher capital expenditure in 2004 and 2003 related to the construction of our manufacturing facility in Italy.

Financing activities provided $84.2 million, $82.6 million and $41.6 million of cash in 2004, 2003 and 2002, respectively. In 2004, our principal source of cash resulted from net proceeds of $71.5 received from the sale of 5,051,000 shares of stock in a public offering combined with $11.6 million received from stock option exercises. In addition, the Company received $3.1 million in loan proceeds related to the construction of its manufacturing facility. This increase was partially offset by $2.5 million in loan repayments primarily related to the Company’s term loan. In 2003, our principal source of cash resulted from the net proceeds of $77.8 million received from the sale of 6,000,000 shares of stock in a public offering. In 2002, our principal source of cash resulted from net proceeds of $41.9 million received from the private placement of 2,993,800 shares of common stock to certain institutional investors in April 2002.

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

Financial Condition

Assets

At December 31, 2004 our total assets were approximately $270.0 million compared to approximately $258.5 million at December 31, 2003. The reason for this increase is a result of the increase in the value of the euro during 2004 which was offset by the Company’s use of cash and cash equivalents to fund operations, offset by the issuance of common stock.

Liabilities

At December 31, 2004 our total liabilities were approximately $40.4 million compared to approximately $44.7 million at December 31, 2003. The reason for this decrease was primarily due to the completion of several large clinical trials.

Contractual Obligations and Commitments.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$11,291	$1,225	$2,638	$2,911	$4,517
Operating Lease Obligations	8,012	2,054	3,796	2,162	—
Purchase Obligations	2,546	2,546	—	—	—

Total	$21,849	$5,825	$6,434	$5,073	$4,517

The interest expense on the loan to Biosearch Manufacturing S.r.l. bears interest at the six-month LIBOR rate plus a 1.65% spread, less a 4% interest rate which is charged to the Basilicata Region of Italy. The interest rate was 3.89% at December 31, 2004.

Stockholders’ Equity

Stockholders’ equity at December 31, 2004 was approximately $229.6 million compared to approximately $213.8 million at December 31, 2003. The reason for this increase is attributed to the issuance of 5,051,000 shares of common stock in a public offering combined with stock option exercises and an increase in accumulated other comprehensive income. These increases were partially offset by the current year loss.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs—an amendment of ARB 43, chapter 4 (FAS 151). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs be recognized as a current-period expense. FAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after July 15, 2005. We do not expect the adoption of this standard to have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (FAS 123R). In summary, FAS 123R requires companies to expense the fair value of employee stock options and similar awards as of the date the Company grants the awards to employees. The expense would be recognized over the vesting period for each option and adjusted for actual forfeitures that occur before vesting. The effective date for this standard is interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. We are currently assessing each of the three transition methods offered by FAS 123R and believe adoption of FAS 123R will have a material impact on our consolidated financial statements, regardless of the method selected.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Intangible Assets

The identifiable intangible assets resulted from the merger, after allocation of negative goodwill. These intangibles represent patents and core technology, a library of microbial extracts and a bioinformatics software platform. These identifiable intangible assets have estimated useful lives of between two and thirteen years.

RISK FACTORS

In addition to the other information included or incorporated by reference into this Annual Report on Form 10-K, you should carefully consider the following factors in evaluating our company or an investment in any of our securities. Our actual future results and trends might differ materially from our historical results or trends to date, or those anticipated in our forward-looking statements, depending on a variety of factors, including, the factors set forth in this section. Additional risks not presently known to us or that we currently deem immaterial might also harm our business.

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

In addition, we recently completed Phase 3 clinical trials with dalbavancin for the treatment of both complicated and uncomplicated skin and soft tissue infections and we completed a Phase 2 clinical trial of dalbavancin for catheter-related bloodstream infections. We filed an NDA for Dalbavancin for complicated skin and soft tissue infections on December 21, 2004.

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

Our success will further depend upon our ability to protect our intellectual property and products. We rely on a combination of patent, trade secret and regulatory protections to protect us from competitors with similar technologies. With regard to anidulafungin, we rely on patents covering the compound, methods of production and methods of use to protect this product candidate from generic competition. With regard to dalbavancin, we rely primarily on regulatory provisions, such as the data exclusivity provisions under the Hatch-Waxman Act, as well as international patents and know-how to protect this product candidate from generic competition. However, in each case there can be no assurances that we will obtain protection for any specified duration.

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

•	Pre-clinical testing and clinical trials are protracted, expensive and uncertain processes. It might take us and our collaborators several years to complete the testing process, and failure can occur at any stage of the process. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful;

•	Any regulatory approval we ultimately obtain may be limited or subject to post-approval commitments that render the product not commercially viable.

•	Any or all of our NDAs might be denied by the FDA and analogous foreign regulators.

•	Our product candidates, even if found to be safe and effective, might be difficult to develop into commercially viable drugs or to manufacture on a large scale or might be uneconomical to market commercially.

•	Third-party proprietary rights might preclude us from marketing our drugs.

•	Third parties might market superior drugs or be more effective in marketing equivalent drugs.

•	Even if our product candidates are successfully developed and effectively marketed, the size of their potential market might change such that our sales revenue is less than initially contemplated. In any such case, we might never generate sufficient or sustainable revenues to enable us to become profitable.

We expect to incur losses for the foreseeable future and might never achieve profitability.

We have incurred net losses since our inception in 1995. As of December 31, 2004, our accumulated deficit was $405.2 million, including the $94.5 million write-off of acquired in-process research and development resulting from our merger with Biosearch.

Our accumulated deficit results from our net losses of $1.1 million in 1995, $4.8 million in 1996, $6.7 million in 1997 (including $0.4 million in accretion of dividends on preferred stock), $15.1 million in 1998 (including $2.5 million in accretion of dividends on preferred stock), $67.4 million in 1999 (including deemed dividends of $35.1 million and $3.1 million in accretion of dividends on preferred stock), $18.8 million in 2000 (including $3.5 million in accretion of dividends on preferred stock), $32.8 million in 2001, $48.8 million in 2002, $174.1 million in 2003 (including a $94.5 million write-off of acquired in-process research and development resulting from our merger with Biosearch), and $78.5 million in 2004.

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

We expect to incur substantial losses for the foreseeable future as a result of our research and development costs, including costs associated with conducting pre-clinical testing, clinical trials and sales and marketing, and charges related to purchases of technology and other assets. We expect that our operating losses will fluctuate significantly from quarter to quarter as a result of the timing of receipt of regulatory approval of anidulafungin and our other product candidates, the success of our commercialization efforts following regulatory approval, increases or decreases in our research and development efforts, the execution or termination of collaborative arrangements, the initiation, success or failure of clinical trials, or other factors. Our prospects of achieving profitability will depend on numerous factors, including success in:

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

The FDA reviewed an NDA for one of our product candidates, anidulafungin, and found that it did not currently support a labeling claim for the initial treatment of esophageal candidiasis. We completed a Phase 3 clinical trial for anidulafungin for invasive candidiasis/candidemia. We expect to use the results of this Phase 3 clinical trial in a new NDA that we plan to file for anidulafungin for the treatment of invasive candidiasis and to partially support an amended NDA for anidulafungin for the treatment of esophageal candidiasis. We also filed an NDA for dalbavancin on December 21, 2004. In addition, we have two other product candidates in clinical trials; ramoplanin, which has completed Phase 2; and VIC-Acne, which has completed Phase 1. We also had anidulafungin in Phase 2/3 for an additional indication and dalbavancin and ramoplanin in Phase 2, each for an additional indication; all of which have concluded and released top-line data. Patient follow-up for these clinical trials has been limited and more trials may be required before we will expect to apply for or obtain regulatory approvals.

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

As of December 31, 2004, we had 30 full-time development employees. We expect to continue to rely on third parties, including our collaborators, clinical research organizations and outside consultants, to assist us in managing and monitoring clinical trials. If these third parties fail to perform satisfactorily under the terms of our agreements with them, clinical trials for our product candidates might be delayed or unsuccessful. Furthermore, the FDA and/or other regulatory agencies of the EU, might inspect some of our clinical investigational sites, our collaborators’ records and our facilities and files to determine if the clinical trials were conducted according to good clinical practices. If the FDA determines that our clinical trials were not in compliance with applicable requirements, we might be required to repeat the clinical trials.

If our third-party manufacturers do not produce our product candidates on a timely basis, clinical trials and commercialization of our product candidates could be delayed.

We currently do not have manufacturing facilities capable of manufacturing our products in quantities necessary for large-scale trials or marketing. Eli Lilly has supplied us with sufficient anidulafungin echinocandin-B nucleus to market the drug for a few years. We produce anidulafungin (active pharmaceutical ingredient) API at ChemSym Laboratories, a department of Eagle-Picher Pharmaceutical Services, LLC. Dalbavancin API is produced at the Aventis plant in Brindisi, Italy. The lyophilized sterile vials for both anidulafungin and dalbavancin are produced at Ben Venue Laboratories. We do not, however, have any long term agreements with any of these third parties. In the future, we intend to manufacture products at our own manufacturing plant in Pisticci, Italy, wherein the construction process is being completed.

To the extent that our manufacturing capabilities are insufficient to produce all of the necessary active ingredients for our current and future product candidates, we anticipate that we might need to rely on third parties to manufacture some or all of these active ingredients. However, there are a limited number of facilities in which our product candidates can be produced, and third-party manufacturers have limited experience in manufacturing anidulafungin, dalbavancin, ramoplanin, VIC-Acne and VIC-5555, in quantities sufficient for conducting clinical trials or for commercialization. Difficulties are often encountered in manufacturing new products, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA and other regulations, production costs, and development of advanced manufacturing techniques and process controls. Any contract manufacturer might not perform as agreed or might not remain in the contract manufacturing business for the time we require to successfully develop, produce and market our product candidates. If any of our contract manufacturers fails to perform satisfactorily under its agreements with us, such as by failing to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and if we do not find a replacement manufacturer or develop our own manufacturing capabilities, clinical trials involving our product candidates, or commercialization of our products, could be delayed.

If we do not establish successful marketing and sales capabilities or do not enter into successful marketing arrangements with third parties, we will not be able to commercialize our future products and will not become profitable.

If we successfully develop and obtain regulatory approval for the product candidates we are currently developing, we intend to sell a portion of our future products, including anidulafungin and dalbavancin, through our own sales force. At present, however, we have no sales infrastructure and we lack any experience in direct marketing, sales and distribution. Our future profitability will depend in part on our ability to develop a direct sales and marketing force to sell our future products, if any, to our target market. We might not be able to attract and retain qualified salespeople or be able to build an efficient and effective sales and marketing force. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts might not be successful. If we are unable to enter into third-party arrangements, then we must substantially expand our marketing and sales force in order to achieve commercial success for certain products, and to compete with other companies that have experienced and well-funded marketing and sales operations.

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

We have entered into two collaboration arrangements with third parties to develop product candidates, one of which expires by its terms on March 31, 2005. Additional collaborations might be necessary in order for us to fund our research and development activities and third-party manufacturing arrangements, to seek and obtain regulatory approvals and to successfully commercialize our existing and future product candidates. If we do not maintain our existing collaborative arrangements or do not enter into additional collaborative arrangements, the number of product candidates from which we could receive future revenues would decline. In addition, our dependence on collaborative arrangements with third parties subjects us to a number of risks, including the following:

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

We expect to incur significant research and development, general and administrative and sales and marketing expenses over the next several years. Based on our current plans and assumptions, we estimate that our cash and liquid assets at December 31, 2004 will be sufficient to fund our operating losses for the next 18 months. However, if our plans change and/or our assumptions are inaccurate, we might need to seek and obtain capital sooner than anticipated. Some of our more significant plans and assumptions relate to:

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

Biosearch historically funded a portion of its operations through research grants and loan subsidies awarded by Italian and EU authorities. Under applicable law, any transfer of those grants and subsidies (including transfer by merger) requires written approval. In connection with the merger, and the subsequent contribution of Biosearch’s assets to Vicuron Pharmaceuticals Italy S.r.l., our wholly-owned Italian subsidiary, we applied for permission to transfer Biosearch’s grants and subsidies to our Italian branch and subsidiary. Although the merger and the contribution have been completed, the Italian and EU authorities have not as yet reached an official decision on whether to approve our transfer requests. If the transfers are approved, we intend to apply for further permission to contribute the grants and subsidies to Vicuron Pharmaceuticals Italy S.r.l., our wholly-owned subsidiary in Italy. We face the risk that one or both of the transfers might not be approved, in which case we might be required to repay some or all of the grants and subsidies received by Biosearch prior to the merger, in the aggregate amount of up to approximately $1.8 million as of December 31, 2004, plus accrued interest and applicable damages, and we may forfeit grants and subsidies awarded to Biosearch but not yet disbursed as of December 31, 2004 by the authorized bank in the amount of up to approximately $1.5 million (based on exchange rates then prevailing). Regardless of whether or not we are required to repay those grants, we anticipate that our Italian subsidiary will be eligible to apply for new research grants and subsidies from both the Italian and EU authorities. However, grants and subsidies are awarded at the discretion of those authorities and we face the risk that our Italian subsidiary might not qualify or be approved for any additional grants or subsidies in the future.

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

We are in the process of determining whether to reduce the number of our employees in Italy, and if we decide to do so, we could incur substantial costs.

In order to reduce the number of our employees in Italy, we would need to obtain the approval of the Italian labor unions. Because of the applicable rules and collective bargaining agreements, this process could be protracted and we could incur substantial costs, which have not been fully ascertained, if we seek to implement any such reduction. The Italian labor unions may reject any request we make to reduce the number of our employees in Italy, and our labor force may decide to strike. Even if we obtain the approval of the Italian labor unions, such approval could require us to make severance payments to our former employees in Italy. Further, our former employees in Italy may assert claims relating to the termination of their employment or their receipt or purchase of our securities in connection with such employment. These claims, regardless of their merits, could cause us to incur substantial costs in defending ourselves and could divert the attention of our management away from our operations, which could harm our business. Further, if any such claims were to result in a judgment against us, we could be required to pay damages, which could harm our business.

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

The patent position of biopharmaceutical companies involves complex legal and factual questions and, therefore, we cannot predict with certainty whether they will be enforceable. We have in the past and might in the future receive office actions or other notices from U.S. or foreign patent authorities seeking to limit or otherwise qualify some patent claims. Patents, if issued, might be challenged, invalidated, circumvented or expired. Thus, any patents that we own or license from third parties might not provide any protection against competitors or expire at an inopportune time. Our pending patent applications, those we might file in the future, or those we might license from third parties, might not result in patents being issued. Also, we periodically review our U.S. and foreign patent filings to determine whether their maintenance is commercially justified. As a result, we may determine from time to time to abandon certain patent applications or allow certain patents to lapse. Moreover, patent rights might not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. The laws of many foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

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

We and certain of our directors and certain of our executive officers have been recently named as a defendant in a number of lawsuits which have asserted various claims. We have agreed to indemnify our directors and executive officers for any losses and other expenses that they may incur in connection with these lawsuits. The results of complex legal proceedings, such as these, are difficult to predict. Moreover, many of the complaints filed against us do not specify the amounts of damages that plaintiffs seek and, therefore, we are unable to estimate the possible range of damages that might be incurrent should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could harm our financial position, liquidity or results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation can be costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits could be quite significant and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business.

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

In addition, the stock market in general, and the NASDAQ National Market, the Nuovo Mercato and the market for biotechnology and pharmaceutical stocks in particular, have experienced significant price and volume fluctuations. Over the 52-week period ending March 11, 2005 the market price of our common stock as reported on the NASDAQ National Market ranged from a high of $24.43 to a low of $8.76 and our average daily trading volume was 555,236 shares. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors might seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities, as occurred with us in May 2004. Any additional securities class action suits against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates

Our exposure to interest rate risk primarily relates to our cash and cash equivalents and marketable securities. Our marketable securities are subject to interest rate risk and could decline in value if interest rates fluctuate. However, due to the conservative and short-term nature of these investments, such exposure is limited.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our cash and cash equivalents and marketable securities at December 31, 2004 (in thousands):

2004
Cash and cash equivalents	$121,144
Average interest rate	2.02%
Marketable securities	$34,127
Average interest rate	2.10%

The estimated fair value of our cash and cash equivalents and marketable securities approximate the principal amounts reflected above based on the short-term maturities of these financial instruments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have decreased the fair value of our interest sensitive financial instruments at December 31, 2004 by $.2 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Regulation S-X are included in this annual report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9.A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including each of our Chief Executive Officer and Chief Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

As of December 31, 2004, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO

Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is shown in Item 15 in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

ITEM 9.B. OTHER INFORMATION.

On February 22, 2005, we entered into a first amendment to the employment agreement with David S. Krause, M.D., our Executive Vice President and Chief Medical Officer. A copy of the first amendment to employment agreement is included as Exhibit 10.34 to this Annual Report on Form 10-K and is incorporated herein by reference. The description of the employment agreement is qualified in its entirety by the contents thereof.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference to such information contained in our definitive Proxy Statement for the Annual Meeting of Stockholders, filed with the Securities and Exchange Commission pursuant to Regulation 14-A.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference to such information contained in our definitive Proxy Statement for the Annual Meeting of Stockholders, filed with the Securities and Exchange Commission pursuant to Regulation 14-A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference to such information contained in our definitive Proxy Statement for the Annual Meeting of Stockholders, filed with the Securities and Exchange Commission pursuant to Regulation 14-A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference to such information contained in our definitive Proxy Statement for the Annual Meeting of Shareholders, filed with the Securities and Exchange Commission pursuant to Regulation 14-A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instructions G(3) to Form 10-K, the information required by this item is incorporated by reference to such information contained in our definitive Proxy Statement for the Annual Meeting of Stockholders, filed with the Securities and Exchange Commission pursuant to Regulation 14-A.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted because the information either has been shown in the financial statements or notes thereto, or is not applicable or required under the instructions.

(3) Exhibits

The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this annual report.

Report of Independent Registered Public Accounting Firm

To the Board of Director and Stockholders of

Vicuron Pharmaceuticals Inc.:

We have completed an integrated audit of Vicuron Pharmaceuticals Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Vicuron Pharmaceuticals Inc. and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 11, 2005

VICURON PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$121,144	$113,361
Marketable securities	34,127	52,796
Accounts receivable, net	6,232	5,533
Prepaid expenses and other current assets	8,310	6,329

Total current assets	169,813	178,019
Property and equipment, net	58,668	43,757
Intangible assets, net	24,230	23,373
Long-term receivables	12,222	9,787
Long-term marketable securities-restricted	3,256	3,232
Other assets	1,837	330

Total assets	$270,026	$258,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,473	$13,986
Accrued liabilities	9,747	15,085
Current portion of long-term debt	1,225	2,360
Deferred revenue	550	1,068

Total current liabilities	23,995	32,499
Long-term debt, less current portion	10,066	7,493
Deferred revenue, less current portion	1,750	1,750
Other long-term liabilities	4,624	2,973

Total liabilities	40,435	44,715

Commitments and contingencies (Notes 8, 13, 14 and 18)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized at December 31, 2004 and 2003; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized at December 31, 2004 and 2003; 60,338 and 53,875 shares issued and outstanding at December 31, 2004 and 2003, respectively	60	54
Additional paid-in capital	602,011	518,275
Deferred stock compensation	(179)	(454)
Accumulated other comprehensive income	32,945	22,632
Accumulated deficit	(405,246)	(326,724)

Total stockholders’ equity	229,591	213,783

Total liabilities and stockholders’ equity	$270,026	$258,498

The accompanying notes are an integral part of these consolidated financial statements

VICURON PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Collaborative research and development and contract services	$7,066	$7,929	$6,083
License fees and milestones	1,306	1,679	258

Total revenues	8,372	9,608	6,341

Operating expenses:
Research and development	68,538	77,893	48,189
General and administrative	22,303	13,531	8,184
Acquired in-process research and development	—	94,532	—

Total operating expenses	90,841	185,956	56,373

Loss from operations	(82,469)	(176,348)	(50,032)

Other income (expense):
Interest income	2,552	2,749	1,483
Interest expense	(84)	(506)	(247)

Net loss before income tax benefit	(80,001)	(174,105)	$(48,796)

Income tax benefit	(1,479)	—	—

Net loss	$(78,522)	$(174,105)	$(48,796)

Net loss per share:
Basic and diluted	$(1.40)	$(3.69)	$(1.91)

Weighted average shares	56,025	47,162	25,516

The accompanying notes are an integral part of these consolidated financial statements

VICURON PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances, January 1, 2002	23,242	$23	$160,163	$(3,567)	$98	$(103,823)	$52,894
Exercise of common stock options	40	—	47				47
Exercise of common stock warrants	139	—	200				200
Issuance of common stock under Employee Stock Purchase Plan	15	—	172				172
Issuance of common stock in private placement, net of issuance costs	2,994	3	41,897				41,900
Deferred stock compensation			(114)	114			—
Amortization of deferred stock compensation				2,282			2,282
Change in unrealized gain on investments					(33)		(33)
Net loss						(48,796)	(48,796)

Balances, December 31, 2002	26,430	26	202,365	(1,171)	65	(152,619)	48,666
Exercise of common stock options	173	—	915				915
Issuance of common stock in connection with merger	21,232	22	236,068				236,090
Issuance of common stock under Employee Stock Purchase Plan	40	—	389				389
Issuance of common stock in public offering	6,000	6	77,836				77,842
Deferred stock compensation			702	(702)			—
Amortization of deferred stock compensation				1,419			1,419
Foreign currency translation adjustment					22,575		22,575
Change in unrealized gain on investments					(8)		(8)
Net loss						(174,105)	(174,105)

Balances, December 31,2003	53,875	54	518,275	(454)	22,632	(326,724)	213,783
Exercise of common stock options	1,262	1	11,588				11,589
Exercise of common stock warrants	138		343				343
Issuance of common stock under Employee Stock Purchase Plan	12	—	132				132
Issuance of common stock in public offering	5,051	5	71,531				71,536
Deferred stock compensation			142	(142)			—
Amortization of deferred stock compensation				417			417
Foreign currency translation adjustment					10,507		10,507
Change in unrealized gain on investments					(194)		(194)
Net loss						(78,522)	(78,522)

Balances, December 31,2004	60,338	$60	$602,011	$(179)	$32,945	$(405,246)	$229,591

The accompanying notes are an integral part of these consolidated financial statements

VICURON PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(78,522)	$(174,105)	$(48,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,808	4,873	1,267
Non-cash stock compensation expense	417	1,419	2,282
Amortization of bond discounts	736	438	—
Deferred income tax benefit	(1,479)	—	—
Write-off of acquired in-process research and development	—	94,532	—
Gain on sale of securities	—	(931)	—
Write-off of plant and equipment	—	53	—
Changes in operating assets and liabilities:
Employee notes receivable	—	—	13
Accounts receivable	(419)	(525)	—
Prepaid expenses and other current assets	(902)	1,234	(3,827)
Other assets	(2,870)	(225)	(10)
Accounts payable	(2,064)	(4,767)	2,156
Accrued liabilities	(5,344)	3,905	4,820
Deferred revenue	(552)	(749)	(42)
Other long-term liabilities	784	2,688	89

Net cash used in operating activities	(84,407)	(72,160)	(42,048)

Cash flows from investing activities:
Purchases of marketable securities	(39,190)	(67,002)	(40,773)
Sales/maturities of marketable securities	57,155	147,680	39,125
Net cash acquired in Biosearch merger	—	250	—
Additions to property and equipment	(13,807)	(11,734)	(945)
Disposals of property and equipment	90	—	—

Net cash provided by (used in) investing activities	4,248	69,194	(2,593)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	83,600	79,146	42,319
Proceeds from long-term debt	3,086	5,834	491
Repayments of long-term debt	(2,467)	(2,409)	(1,247)

Net cash provided by financing activities	84,219	82,571	41,563

Effect of exchange rate changes on cash and cash equivalents	3,723	5,485	—

Net change in cash and cash equivalents	7,783	85,090	(3,078)
Cash and cash equivalents at beginning of year	113,361	28,271	31,349

Cash and cash equivalents at end of year	$121,144	$113,361	$28,271

Supplemental cash flow information:
Cash paid during the year for interest	$87	$171	$241

Merger with Biosearch Italia	$—	$236,090	$—

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

Since 1996, the Company has been operating as an independent company and on August 8, 2000, the Company sold 5,290,000 shares of its common stock at $11 per share in an initial public offering and received total net proceeds of approximately $52.7 million.

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

In June 2003, we contributed the former assets, liabilities and business of Biosearch to our wholly-owned subsidiary in Italy, Vicuron Pharmaceuticals Italy S.r.l.

On July 17, 2003, the Company sold 6,000,000 shares of common stock at $13.85 per share in a public offering and received net proceeds of $77.8 million.

In February 2004, the Company filed a universal shelf registration statement on Form S-3, which will allow the Company to offer up to $200 million of securities from time to time in one or more public offerings of our common stock, preferred stock, warrants and/or debt securities. On October 5, 2004, the Company closed a public offering of 5,051,000 shares of our common stock at $14.75. The Company received net proceeds of approximately $71.5 million.

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

Certain Risks and Uncertainties

The Company is subject to risks common to companies in its industry, including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with U.S. and foreign government regulations, uncertainty of market acceptance of products, product liability and the need to obtain financing.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Included in cash equivalents are commercial paper instruments, corporate notes and government agencies aggregating $36.5 million and $13.2 million at December 31, 2004 and 2003, respectively.

Marketable Securities

The Company has classified its marketable securities as available for sale in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The marketable securities are reported at fair value with unrealized gains and losses recorded as a separate component of stockholders’ equity. Realized gains and losses on sales of marketable securities are computed on a specific identified basis.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value.

Value Added Tax Receivable

The Company’s Italian subsidiaries are subject to Value Added Tax (VAT) which is applied to goods and services purchased. The VAT receivable of $12.7 million and $10.9 million at December 31, 2004 and 2003, respectively, is included in other current assets and long term receivables. The Company earns 2.75% on the submitted VAT reimbursement request.

Net activity in 2004 included $3.6 of VAT payments received; however, the timing of future receipts is not determinable.

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

Revenue Recognition

The Company recognizes revenues as they are earned. Revenue from license fees and contract services are recognized over the initial license or contract service term as the related work is performed, which generally is on a straight-line basis. Nonrefundable milestone payments received are recognized when they are earned, which is when the specific events which coincide with the achievement of substantive elements in the related collaboration agreements are achieved. Milestone payments received that are creditable against future royalty payments are deferred and recognized as revenue when the royalties are earned or when the payment is no longer creditable against future payments. Collaborative research and development payments are recognized as the related work is performed. Deferred revenue is comprised of cash received in advance of the related revenue being recognized. All revenues recognized to date under research and development collaborations are not refundable if the relevant research effort is not successful. In 2004, the Company recognized $3.7 million and $3.4 million in revenue related to its collaborations with Pfizer and Novartis, respectively. In 2003, the Company recognized $3.6 million and $3.9 million in revenue related to its collaborations with Pfizer and Novartis, respectively.

Research and Development

Research and development costs, which consists of salaries and related costs of research and development personnel, as well as costs of consultants, parts and supplies and clinical trials, are charged to operations as incurred. Certain research and development projects are funded by research and development contracts, and the expenses related to these activities are included in research and development costs.

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

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Net loss as reported	$(78,522)	$(174,105)	$(48,796)

Add: Stock-based employee compensation expense included in net loss	104	898	2,175

Less: total stock-based employee compensation expense, determined under fair value based method for all awards	(9,667)	(17,548)	(8,088)

Net loss pro forma	$(88,085)	$(190,755)	$(54,709)

Basic and diluted net loss per share:
As reported	$(1.40)	$(3.69)	$(1.91)

Pro forma	$(1.57)	$(4.04)	$(2.14)

The value of each option grant was estimated on the date of grant using the minimum value method until August 8, 2000; thereafter options were valued using the Black-Scholes option pricing model with the following weighted assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.14%	2.4%	3.8%
Expected average life	4 years	4 years	4 years
Volatility	56%	58%	60%
Expected dividends	—	—	—

The risk-free interest rate was calculated in accordance with the grant date and expected average life. The weighted average per share fair value of options granted during the years ended December 31, 2004, 2003 and 2002 was $7.06, $5.44 and $8.54, respectively.

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

	December 31,
	2004	2003	2002
	(in thousands)
Stock options	7,816	9,310	3,689
Common stock warrants	39	195	195

	7,855	9,505	3,884

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs—an amendment of ARB 43, chapter 4 (FAS 151). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs be recognized as a current-period expense. FAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after July 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (FAS 123R). In summary, FAS 123R requires companies to expense the fair value of employee stock options and similar awards as of the date the Company grants the awards to employees. The expense would be recognized over the vesting period for each option and adjusted for actual forfeitures that occur before vesting. The effective date for this standard is interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. The Company is currently assessing each of the three transition methods offered by FAS 123R and believes adoption of FAS 123R will have a material impact on its consolidated financial statements, regardless of the method selected.

NOTE 2—MARKETABLE SECURITIES

	December 31, 2004			December 31, 2003
	Amortized Cost	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Estimated Fair Value
	(in thousands)
Commercial paper	$1,660	$(3)	$1,657	$16,327	$3	$16,330
Government agency and corporate bonds	32,518	(48)	$32,470	36,457	9	36,466

	$34,178	$(51)	$34,127	$52,784	$12	$52,796

At December 31, 2004 and 2003, all marketable securities were classified as available-for-sale. Realized gains were $0, $931,000 and $0 for 2004, 2003 and 2002, respectively. Realized losses were $0, $3,000 and $0 for 2004, 2003 and 2002, respectively. At December 31, 2004, all of the Company’s marketable equity securities mature within seven months and with an average maturity of approximately three months.

NOTE 3—PROPERTY AND EQUIPMENT

	December 31,
	2004	2003
	(in thousands)
Land	$4,540	$3,785
Buildings	6,330	5,096
Leasehold improvements	4,969	4,933
Laboratory equipment	7,118	6,143
Machinery, equipment and vehicles	2,508	2,050
Computers, software and office equipment	2,272	2,104
Fixtures and furniture	1,234	1,139
Construction in progress	41,719	27,208

	70,690	52,458
Less: accumulated depreciation	(12,022)	(8,701)

Property and equipment, net	$58,668	$43,757

Depreciation expense was $3.1 million, $3.2 million and $1.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Biosearch Manufacturing S.r.l., one of the Company’s Italian subsidiaries, has been awarded a grant by Regione Basilicata, a local authority in southern Italy, for the construction of a new manufacturing plant. This grant will be paid to the Company in installments in accordance with the completion of various stages of the construction work, and can be revoked or reduced if the Company does not comply with its obligations thereunder. In order to maintain eligibility for the entire grant awarded by Regione Basilicata, the Company must also comply with certain requirements relating to, among other things, number of its employees, its turnover levels and its independence of other companies. The amounts received are offset against construction in progress.

NOTE 4—INTANGIBLE ASSETS

The identifiable intangible assets arising from the Biosearch Italia (see note 14) merger, after allocation of negative goodwill. These intangibles represent patents and core technology, a library of microbial extracts and a bioinformatics software platform. These identifiable intangible assets have estimated useful lives of between two and thirteen years. The changes in the value of intangible assets from March 1, 2003 to December 31, 2004 appear below:

	In Process Research and Development	Bioinformatics Platform	Patents and Core Technology	Vitachem Contracts	Microbial Extract Library	Total
Intangible balance at March 1, 2003	$94,532	$1,426	$14,357	$190	$5,039	$115,544
Write-off of IPR & D	(94,532)	0	0	0	0	(94,532)
Increase due to exchange rate	0	273	2,742	37	959	4,011
Amortization	0	(240)	(910)	(80)	(420)	(1,650)

Intangible balance at December 31, 2003	0	1,459	16,189	147	5,578	23,373
Increase due to exchange rate	0	233	2,444	28	851	3,556
Amortization	0	(379)	(1,508)	(129)	(683)	(2,699)

Intangible balance at December 31, 2004	$0	$1,313	$17,125	$46	$5,746	$24,230

The Company recorded a non-cash charge to operations in the first quarter of 2003 of $94.5 million for acquired in-process research and development. The aggregate amortization expense related to these intangible assets for the year ended December 31, 2004 and the ten months ended December 31, 2003 was $2.7 million and $1.7 million, respectively. The aggregate amortization expense for each of the next five years is expected to be $2.1 million.

NOTE 5—EMPLOYEE NOTES RECEIVABLE AND RELATED PARTY TRANSACTIONS

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

In February 2000, Biosearch acquired a 37.4% interest in Areta International S.r.l., a service provider active in the field of cellular biology. Areta was established in 1999, with registered offices in Milan, Italy and had a share capital of Lit. 222 million (or approximately €114,659). Subsequently, Biosearch’s interest in Areta was reduced to 33.65% as a result of the admission of another investor. Management believed that this interest provided the Company access to biotechnologies useful to some of the Company’s discovery and profiling programs. Dr. Livolsi, who was a member of our board of directors, had a 22.38% ownership interest in Areta. Dr. Quarta, who was a member of our board of directors, is a member of the board of directors of Areta. In January, 2000, Biosearch entered into a services supply agreement with Areta providing for the supply by Biosearch to Areta of administrative and general services, including security, warehouse space, maintenance and cafeteria services for an annual fee of €41,000. In addition, Biosearch and Areta entered into a lease agreement providing for the lease by Biosearch to Areta of recently renovated laboratory and office space for a term of nine years in exchange for rent in the amount of approximately Lit. 103 million (or approximately €53,473) per year. Also, in January 2001 Biosearch made a five year loan to Areta. By operation of the merger, the Company succeeded to Biosearch’s position in these agreements. In July, 2003, the Company entered into a quality assurance agreement with Areta which provides relevant services to the Company for a quarterly fee of €12,384. As of the date hereof, no other agreements are in effect between the Company and Areta. In September 2004, the Company sold its interest in Areta.

In July 2001, Biosearch entered into an agreement with Livolsi & Partners S.p.A., a merchant bank for which Dr. Ubaldo Livolsi serves as chairman and chief executive officer and for which Dr. Parenti, our former chief scientific officer, serves as a non-executive director. Dr. Livolsi was a member of Biosearch’s board of directors and became a member of our board of directors upon the completion of the merger. Under this agreement, Livolsi & Partners agreed to provide various advisory services to Biosearch, including management and financial consulting and investor relations support. Biosearch agreed to pay Livolsi & Partners a monthly fee of €25,000. This original term of this agreement expired in July 2002, but was extended through February 2003 on the same terms and conditions through the mutual consent of Biosearch and Livolsi & Partners. Total payments made by Biosearch under this agreement were €105,000 in 2001, €210,000 in 2002 and €40,000 in 2003. This agreement terminated upon the completion of the merger with Biosearch on February 28, 2003. The Company never made any payments to Livolsi & Partners under this agreement.

On March 27, 2003 the Company entered into an agreement with Bonaparte 48, an Italian public relations firm. Bonaparte 48 is 51% owned by Livolsi & Partners S.p.A. Dr. Livolsi, who was one of our directors, is the non-executive chairman of Bonaparte 48. Under this agreement, the Company pays Bonaparte 48 €50,000 per year for communications consulting and ongoing corporate and financial media relations. Dr. Livolsi and Dr. Parenti resigned from the Company’s board of directors in June 2004.

NOTE 6—ACCRUED LIABILITIES

	December 31,
	2004	2003
	(in thousands)
Research and development	$2,820	$10,338
Employee compensation	4,033	2,524
Legal expenses	1,981	1,381
Other	$913	842

	$9,747	$15,085

NOTE 7—BORROWINGS

The Company has equipment financing arrangements with a commercial bank. The terms of the financing were renegotiated in January 2003 with a balance of $2.8 million repayable in eight equal quarterly installments of $350,000 beginning on March 31, 2003 with the final payment due on December 21, 2004. The term loan bears interest at the prime rate plus 0.50%. The term loan was collateralized by certain assets of the Company. There was $0 million and $1.4 million outstanding under this term loan at December 31, 2004 and 2003, respectively.

In October 2001, the term loan was amended to include a four-year equipment note for $2.0 million that the Company was able to draw down on through June 30, 2002. The note bears interest at the prime rate unless the Company exercises an option to have the interest on all or any portion of the principal amount based on the

LIBOR rate plus an applicable margin. The interest on the note was payable in quarterly installments commencing on March 31, 2002. The principal of the note was payable in equal installments beginning on March 31, 2002 with the final payment due on December 31, 2004. There was $0 million and $698,000 outstanding under this equipment note at December 31, 2004 and 2003, respectively.

In November 2000 the former Biosearch Italia S.p.A. entered into a loan agreement with the Ministero Istruzione Università e Ricerca, or MIUR, to fund certain research projects undertaken by Biosearch Italia S.p.A. This loan matures in January 2011 and bears fixed interest at 2% per year. There was $1.2 (0.9 million euro) and $1.3 (1.0 million euro) outstanding under this term loan at December 31, 2004 and 2003, respectively. The term loan has been transferred to Vicuron Pharmaceuticals Italy S.R.L.

In addition, from March 2003 through December 2004, Biosearch Manufacturing received proceeds of $10.1 million (7.5 million euros) from a loan facility entered into by the Company with Basilicata Region of Italy for the construction of the Company’s manufacturing plant in Pisticci. Under the loan agreement, the Company has a total loan facility of $10.1 million (7.5 million euro) repayable in 10 years. The term loan bears interest at 6 months libor rate plus a 1.65% spread less a 4% interest rate which is charged to the Basilicata Region. The loan matures in 2012. The interest rate was 3.89% at December 31, 2004. The outstanding loan balance at December 31, 2004 and 2003, was $10.1 million and $6.4 million, respectively. The facility is pledged as collateral for this loan. Vicuron Pharmaceuticals, S.r.l. has also guaranteed this loan for $10.1 million (7.5 million euros).

The aggregate amounts of installments due are:

Year Ending December 31, (in thousands)
2005	$1,225
2006	1,287
2007	1,351
2008	1,419
2009	1,492
2010 and after	4,517

$11,291

NOTE 8—COMMITMENTS

Future minimum lease payments under all noncancelable operating leases in effect at December 31, 2004 are as follows:

Year Ending December 31, (in thousands)
2005	$2,054
2006	2,027
2007	1,769
2008	1,188
2009	974
Thereafter	—

$8,012

Future minimum lease payments under operating leases primarily relate to the Company’s office and laboratory space in California and Pennsylvania. Rental expense under these leases amounted to $2.1 million, $2.0 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Vicuron Pharmaceuticals, S.r.l. and Biosearch Manufacturing S.r.l. also have in place letters of credit in the amounts of $4.0 million (2.9 million euros) and $6.9 million (5.1 million euros), respectively. These letters of credit pertain to payments received in connection with certain research grants and VAT receivables.

Vicuron Pharmaceuticals, S.r.l. is required to guaranty $2.5 million (1.9 million Euros) of VAT payments received by Biosearch Manufacturing S.r.l. as of December 31, 2004.

NOTE 9—STOCKHOLDERS’ EQUITY

On August 8, 2000, the Company sold 5,290,000 shares of its common stock at $11 per share in an initial public offering and received net proceeds of approximately $52.7 million. Immediately prior to the initial public offering, the Company split its common and preferred stock 5-for-4. Upon closing of the initial public offering, all of the Company’s preferred stock automatically converted into 16,677,000 shares of common stock.

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

In February 2004, the Company filed a universal shelf registration statement on Form S-3, which will allow the Company to offer up to $200 million of securities from time to time in one or more public offerings of our common stock, preferred stock, warrants and/or debt securities. On October 5, 2004, the Company closed a public offering of 5,051,000 shares of our common stock at $14.75. The Company received net proceeds of approximately $71.5 million.

NOTE 10—STOCK OPTIONS AND WARRANTS

Stock options

The 1995 Stock Option Plan (“1995 Plan”) permits the Company to grant as incentive stock options (“ISOs”) and nonstatutory stock options (“NSOs”) covering up to 315,000 shares of common stock. The 1995 Plan was amended in 1997 to increase the maximum numbers of shares available to 348,750. The 1995 Plan provides for the granting of ISOs to officers and key employees of the Company and NSOs to officers, key employees, consultants and directors of the Company. ISOs and NSOs granted under the 1995 Plan have a maximum term of ten years from the date of grant. The Company’s authority to grant new awards under the 1995 Plan has terminated.

The 1997 Equity Incentive Plan (“1997 Plan”) permits the Company to grant ISOs, NSOs, stock bonuses, rights to purchase restricted stock, and stock appreciation rights covering up to 1,401,250 shares of Common Stock. . In 1999, the 1997 Plan was amended to increase the maximum number of shares available to 2,638,030. In 2000, the 1997 Plan was amended again to increase the maximum number of shares available to 4,038,030. The 1997 Plan provides for the granting of ISOs to officers and key employees and NSOs and other forms of awards to officers, key employees, consultants and directors. ISOs granted under the 1997 Plan have a maximum term of ten years from the date of grant and have an exercise price of not less than fair value of the stock at the date of grant, as determined by the Company’s Board of Directors. NSOs granted under the 1997 Plan have a maximum term of ten years from the date of grant and have an exercise price of not less than 85% of fair market value of the stock at the date of the grant, as determined by the Company’s Board of Directors. Vesting provisions of ISOs and NSOs may vary but in each case will provide for vesting of at least 20% per year of the total number of shares subject to the option.

The 2001 Stock Option Plan (“2001 Plan”) permits the Company to grant ISOs and NSOs covering up to 1,200,000 shares of Common Stock. In December 2002, the Plan was amended to increase the maximum number of shares available to 6,600,737. The 2001 Plan provides for the granting of ISOs to officers and key employees of the Company and NSOs to officers, key employees, consultants and directors of the Company. ISOs and NSOs granted under the 2001 Plan have a maximum term of ten years from the date of grant. Subject to limited exceptions, options granted under the 2001 Plan have an exercise price not less than the fair value of the stock at the date of grant.

The 2002 Stock Option Plan (“2002 Plan”) was approved by the Company’s board of directors in July 2002, and was contingent upon the completion of the merger with Biosearch. The 2002 Plan permits the Company to grant NSOs covering up to 422,500 shares of Common Stock. The 2002 Plan provides for the granting of replacement stock options to former holders of Biosearch options that were cancelled in the merger. NSOs granted under the 2002 Plan will have a maximum term of ten years from the date of grant subject to limited exceptions and have an exercise price of not less than the fair market value of the stock subject to the award at the time of grant. The 2002 Plan S-8 (filed 2/11/03) registered 422,500 shares.

The 2003 New-Hire Stock Option Plan (“New-Hire Plan”) was approved by the Company’s board of directors in December 2003. The New-Hire plan permits the Company to grant NSOs covering up to 750,000 shares of Common Stock as inducements to persons to enter the employ of the Company or one of its subsidiaries. NSOs granted under the New-Hire Plan will have a maximum term of ten years from the date of grant and have an exercise price of not less than the fair market value of the stock subject to the award at the time of grant.

Stock option activity under the plans for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004		2003		2002
	Number	Weighted Average Exercise Price Per Share	Number	Weighted Average Exercise Price Per Share	Number	Weighted Average Exercise Price Per Share
Balance at beginning of year	9,310,410	$9.87	3,688,538	$7.61	2,770,466	$4.09
Granted	1,582,438	15.03	6,007,178	11.27	1,006,839	17.28
Exercised	(1,261,397)	9.21	(172,983)	5.21	(39,572)	1.19
Canceled	(1,775,312)	11.51	(212,323)	13.32	(49,195)	12.75
Expired	(39,972)	13.35	—	—	—	—

Balance at end of year	7,816,167	$10.63	9,310,410	$9.87	3,688,538	$7.61

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options outstanding			Options exercisable
Exercise Price Per Share	Number Outstanding	Remaining Contractual Life	Weighted Exercise Price Per Share	Number Exercisable	Weighted Exercise Price Per Share
$ 0.09 – $ 0.39	10,125	0.80	$0.09	10,125	$0.09
$ 0.40 – $ 0.48	1,193,696	4.10	0.45	1,193,696	0.45
$ 4.72 – $ 5.75	627,309	5.70	5.38	627,309	5.38
$ 7.38 – $10.96	3,565,953	8.40	10.24	1,080,252	10.46
$12.20 – $18.25	1,234,984	8.10	14.04	485,143	13.67
$18.83 – $23.55	1,184,100	7.90	21.41	461,237	19.87

	7,816,167		$10.63	3,857,762	$8.04

There were 0, 296,377, 716,013, 147,745 and 750,000 options available for future grant under the 1995 Plan, the 1997 Plan, the 2001 Plan, the 2002 Plan and the 2003 New Hire plan, respectively, as of December 31, 2004. The Company has reserved 9,765,472 shares of common stock for the exercise of stock options and warrants.

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

Deferred stock based compensation

During the period from January 1997 through December 31, 2004, the Company recorded $22.8 million of deferred stock based compensation in accordance with APB 25, SFAS No.123 and EITF Issue No. 96-18, related to stock options granted to consultants and employees. For options granted to consultants, the Company determined the fair value of the options using the Black-Scholes option pricing model with the following assumptions: expected lives of four years; weighted average risk-free interest rate between 2.63% and 6.2%; expected dividend yield of zero percent; volatility between 43% and 104%, and values of common stock between $0.40 and $22.75 per share. Stock compensation expense is being recognized in accordance with FIN 28 over the vesting periods of the related options, generally four years. The Company recognized stock compensation expense of $0.4 million, $1.4 million and $2.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

In 1999, the Company issued warrants to purchase 226,236 shares of Series F Preferred Stock (which converted to warrants to purchase common stock upon the Company’s initial public offering) at $4.72 per share in connection with a bridge loan financing. 39,170 of these warrants were still outstanding at December 31, 2004 and expire on August 7, 2005. The warrants were valued using the Black Scholes pricing model. The allocated fair value of these warrants of $623,000 was reflected as interest expense in the 1999 statement of operations.

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

The statutory and effective tax rates were 35% and 0%, respectively, for the periods ended December 31, 2003 and 2002. The effective tax rate resulted from net operating losses and nonrecognition of any deferred tax asset. In the fourth quarter of 2004, the Company recognized a benefit of $1.5 million related to net operating losses generated by one of its Italian subsidiaries subsequent to the acquisition of Biosearch. This was the result of considering the reversal of temporary differences underlying the deferred tax liabilities associated with Biosearch’s opening balance sheet as a source of income in accordance with FAS No. 109. This benefit, which should have been recorded in 2003, is not material to the results of the fourth quarter or any prior periods. In addition it does not generate any income tax refund (i.e. cash benefit) to the company. At December 31, 2004, the Company had federal, state and foreign tax net operating loss carryforwards, or NOLs of approximately $265.0 million, $135.7 million and $73.0 million, which will expire beginning in the year 2009, 2010 and 2006, respectively. Pursuant to the Internal Revenue Code and changes in our ownership, utilization of the NOLs will be subject to an annual limitation. We had federal and state research and experimentation credit carryforwards of approximately $6.6 million and $5.1 million at December 31, 2004, which will expire beginning in the year 2006.

In addition, the benefit, if any, of the net operating loss carryforwards related to pre-acquisition periods of BioSearch will be recorded as a reduction to non-current assets. Included in the deferred tax assets are foreign NOLs which have a full valuation allowance that if subsequently recognized will be allocated to reduce other noncurrent intangible assets on the opening balance sheet of Vicuron Pharmaceuticals, S.r.l.

Income Taxes

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities. The components of the provision for income taxes are as follows:

For Year Ending 12/31/2004
Amounts in thousand’s
Current:
Federal	—
State	—
Foreign	—
Deferred:
Federal	—
State	—
Foreign	(1,479)

Total provision (benefit)	$(1,479)

The reconciliation between the taxes payable based upon the U.S. federal statutory income tax rate and the recorded provision is as follows:

For Year Ending 12/31/2004
Amounts in thousand’s
Computed income tax expense (benefit) based on U.S. statutory rate	$(27,483)
Effect of earnings of foreign subsidiaries subject to different tax rates	(6,535)
Tax credits	(924)
Effect of Permanent Items	(734)
Change in valuation allowance	46,918
Effect of revisions of permanent items	(20,725)
Federal Effect of Foreign Branch Losses	6,552
State income tax expense/(benefit)	3,415
Other, net	(1,963)

Total Tax Provision	$(1,479)

The components of net deferred taxes were as follows:

	December 31,
	2004	2003
	(in thousands)
Assets:
Net operating losses – U.S.	$100,809	$71,894
Net operating losses – Foreign	17,567	18,326
Capitalized R&D	20,240	9,696
Credits	9,885	11,645
Accrued expenses and other liabilities	1,661	1,162
Property and equipment	951	1,190
Biosearch assets	(6,243)	(15,961)
Less: valuation allowance	(144,870)	(97,952)

Net deferred taxes	$—	$—

NOTE 12—EMPLOYEE SAVINGS PLAN

The Company’s employees are able to participate in the Vicuron 401(k) savings plan. Under the provisions of the plan, employees may voluntarily contribute up to 15% of their compensation up to the statutory limit. In addition, the Company can make a matching contribution at its discretion. The Company matches 50% of the first $3,000 up to a maximum of $1,500 per employee per annum. The Company’s contributions made during 2004, 2003 and 2002 were $117,000, $102,000 and $89,000, respectively.

NOTE 13—AGREEMENTS

In February 1998, the Company entered into a license agreement and a collaborative agreement with Biosearch. Under the license agreement, Biosearch granted to the Company an exclusive license to develop and commercialize dalbavancin in the United States and Canada. In exchange for the license and upon the receipt of favorable results in pre-clinical studies, the Company paid an initial license fee of $2.0 million and issued 250,000 shares of its common stock to Biosearch. In May 2001 and December 2002, the Company paid Biosearch additional milestone payments for the start of Phase 2 and Phase 3 clinical trials, respectively.

In March 1999, the Company entered into a collaboration agreement with Pharmacia Corporation, now Pfizer, to discover, synthesize and develop second and third generation oxazolidinone product candidates. In connection with the collaboration, Pfizer made an equity investment in the Company of $3.8 million and paid the Company research support and license fee payments. Under the terms of the agreement and in consideration of our research obligations, the Company is entitled to receive funding from Pfizer to support certain of our full-time researchers. If specified milestones are achieved, Pfizer is obligated to pay the Company additional payments of up to $14.0 million for each compound, a portion of which may be credited against future royalty payments to which the Company is entitled on the worldwide sales of any drug developed and commercialized from the collaboration. In October 2000, Pfizer increased its funding for this collaboration by 30%, and in June 2001, the Company received a milestone payment for the initiation of clinical development of one of the compounds. In July 2002, the Company agreed with Pfizer by amendment to extend the collaboration for an additional three years through March 2005. Through December 31, 2004, Pfizer has made aggregate payments to the Company under this collaboration agreement (excluding equity investments) of $20.3 million.

In March 1999, the Company entered into a collaboration agreement with Novartis Pharma AG to discover and develop novel deformylase inhibitors. In connection with the collaboration, Novartis made an initial equity investment in the Company of $3.0 million. The Company also received a number of milestone payments from Novartis and are entitled to receive additional payments of up to $13.0 million for our compounds or up to $7.25 million for Novartis compounds upon the achievement of specified milestones. Novartis may deduct a portion of these milestone payments from the royalties it will be obligated to pay the Company on the worldwide sales of any drug developed and commercialized from this collaboration. In February 2003, the Company amended the original agreement in order to extend the research term through March 31, 2005. In September 2003, the Company announced achievement of a late-stage pre-clinical milestone for which we received a milestone payment from Novartis, and in December 2003 the Company received an additional milestone payment from Novartis as a result of entering into Phase 1 work on our research collaboration. Through December 31, 2004, Novartis has made aggregate payments to the Company under this agreement (excluding equity investments) of $18.2 million. In March 2005, the Company announced that Novartis has opted to suspend the Phase 1 compound and will advance a second compound. The Company received a milestone for the designation of this second compound as a late stage preclinical compound.

In May 1999, the Company entered into a license agreement with Eli Lilly to obtain an exclusive worldwide license for the development and commercialization of anidulafungin. The license agreement provides for a number of payments from us to Eli Lilly, as follows: (i) an up-front payment for the license; (ii) periodic milestone payments bearing on achieving certain goals related to intravenous and oral formulations; (iii) payments during the period 2000 through 2002 for product inventory; and (iv) royalty payments based upon the net sales of the applicable products. The Company also granted to Eli Lilly an option to license the exclusive worldwide rights to any oral formulation of anidulafungin, which is exercisable upon successful completion of Phase 2 clinical trials. If Eli Lilly exercises this option, Eli Lilly will pay the Company an up-front fee and royalties based on net product sales, and will reimburse us for any milestone payments paid plus the value, on a cost-plus basis, of all prior development expenses attributed to the development and commercialization of the oral formulation of anidulafungin. The Company is not currently working on an oral formulation program.

Oscient Pharmaceuticals

In October 2001, the Company entered into a licensing agreement with Oscient Pharmaceuticals (formerly Genome Therapeutics Corp.) to grant to Oscient Pharmaceuticals the right to develop and commercialize ramoplanin, one of the Company’s proprietary product candidates, in North America. Under the terms of the agreement, Oscient Pharmaceuticals paid the Company an initial payment of $2.0 million. Thereafter, Oscient Pharmaceuticals will make further milestone payments to the Company of up to an additional $8.0 million in a combination of cash and notes convertible into Oscient Pharmaceuticals’ stock. In addition to purchasing the bulk material from the Company, Oscient Pharmaceuticals will fund the completion of clinical trials and pay the Company a royalty on product sales. The combined total of bulk product sales and royalties is expected to be greater than 20% of Oscient Pharmaceutcials’ net product sales. In return, Oscient Pharmaceuticals has exclusive rights to develop and market oral ramoplanin in the USA and Canada. The Company retains the rights to market ramoplanin outside these territories.

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

Biosearch has used natural product sourcing for the discovery, development and production of novel anti-infective drugs with a primary emphasis on Europe. The merger transaction substantially enhances the Company’s capabilities with respect to discovery, pre-clinical development, and manufacturing. The combined company has substantially greater presence in two of the three major pharmaceutical markets (North America and Europe) as well as an enhanced product portfolio for collaborations in Asia. The North American rights to the Company’s lead antibiotic product candidate, dalbavancin, had been previously licensed from Biosearch and, by acquiring the global rights, the Company eliminated the royalties and manufacturing fees in North America and acquired the full potential of dalbavancin in Europe.

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

The transaction was recorded as a purchase for accounting purposes and the consolidated financial statements include Biosearch’s operating results from the date of the closing of the transaction. The purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values, including the fair value of in-process research and development and other intangibles. The allocation of the purchase price was as follows:

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

As the fair value of the net assets acquired exceeded the purchase price paid, there was negative goodwill arising on the transaction of $6.1 million. This amount has been allocated to the values of property, plant and equipment and intangible assets acquired pro rata to their deemed fair values as of the transaction date.

The identifiable intangible assets arising from the merger, after allocation of negative goodwill, totaled $25.0 million, representing primarily $17.1 million for Biosearch’s patents and core technology, $6.0 million for their library of microbial extracts and $1.7 million for their bioinformatics software platform. These identifiable intangible assets have estimated useful lives of between two and thirteen years.

As a result of the Company’s merger with Biosearch, the Company acquired additional long-term debt relating to a loan agreement entered into by Biosearch in November 2000 with the Ministero Istruzione Università Ricerca, or MIUR, to fund certain research projects undertaken by Biosearch.

In addition, the Company received net proceeds of 7.5 million euros from a loan facility entered into by Biosearch Manufacturing in July 2002 with the Basilicata Region of Italy for the construction of the Company’s manufacturing plant in Pisticci.

Biosearch historically funded a portion of its operations through research grants and loan subsidies awarded by Italian and EU authorities. Under applicable law, any transfer of those grants and subsidies (including transfer by merger) requires written approval from the Italian bank. In connection with the merger and the subsequent contribution to Vicuron Pharmaceuticals Italy, Srl, the Company’s wholly owned Italian subsidiary, the Company applied for permission to transfer Biosearch’s grants and subsidies to to its Italian Subsidiary. If the transfers are not approved, the Company might be required to repay some or all of the grants and subsidies received by Biosearch prior to the merger, in the aggregate amount of up to approximately $1.8 million as of December 31, 2004 and the Company may forfeit grants and subsidies awarded to Biosearch but not yet disbursed as of December 31, 2004 by the authorized bank, in the aggregate amount of up to approximately $1.5 million as of December 31, 2004 (each estimate is based upon exchange rates prevailing at December 31, 2004).

The following unaudited pro forma consolidated financial information has been prepared as if the merger with Biosearch had occurred as of January 1, 2003 (in thousands, except per share amounts):

2003
Revenues	$10,373

Net loss	$(84,543)

Net loss per share:
Basic and diluted	$(1.67)

Weighted average shares	50,535

NOTE 15—COMPREHENSIVE INCOME/(LOSS)

At December 31, 2004, the components of Accumulated Other Comprehensive Income/(Loss), reflected in the Consolidated Statement of Stockholders’ Equity, consisted of the following:

	2004	2003	2002
Gain from foreign currency translation	$10,507	$22,575	$0
Unrealized loss on investments	(194)	(8)	(33)

Other comprehensive income/(loss)	$10,313	22,567	(33)

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

The table below presents geographic information about reported segments for 2004:

	United States	Italy	Consolidated
Net revenue	$7,054	$1,318	$8,372
Long lived assets	$3,865	$96,348	$100,213

The table below presents geographic information about reported segments for 2003:

	United States	Italy	Consolidated
Net revenue	$7,471	$2,137	$9,608
Long lived assets	$4,604	$75,875	$80,479

NOTE 17—RESTRUCTURING CHARGE

On May 25, 2004, the Company received an approvable letter from the U.S. Food and Drug Administration (FDA) indicating that our NDA submission for anidulafungin does not currently support a labeling claim for the initial treatment of esophageal candidiasis. Based on the approvable letter and discussions with the FDA, the Company intends to pursue two paths for approval of anidulafungin, as follows:

•	amending its existing NDA for the potential treatment of esophageal candidiasis; and

•	submitting an additional NDA for the potential treatment of invasive candidiasis/candidemia.

The Company reduced its expenses in light of this delay. From May 31, 2004 to July 2, 2004, the Company reduced its workforce in the United States. The severance charge was $864,000 of which $560,000 was paid in the second quarter of 2004 and $218,000 was paid in the third quarter of 2004. The accrued severance balance at December 31, 2004 was $86,000, which was paid in January 2005. The Company also reduced its Italian workforce in September 2004. The related severance charge was $1.8 million, of which $1.1 million was paid in the fourth quarter. The accrued severance balance at December 31, 2004 was $0.7 million. The severance charge is included in research and development and general and administrative expense in the consolidated statements of operations.

NOTE 18—LEGAL PROCEEDINGS

Beginning on June 15, 2004, six shareholder securities class action complaints were filed against the Company and certain of the Company’s senior officers in the U. S. District Court for the Eastern District of Pennsylvania. Those actions are styled: Perry Paragamian vs. Vicuron Pharmaceuticals, Inc., et al. (Case No. 04cv2627); John H. Taylor vs. Vicuron Pharmaceuticals, Inc. et al. (Case No. 04cv2685); Security Police-Fire Professionals of America vs. Vicuron Pharmaceuticals, Inc. et al. (Case No. 04cv2708); Fred Zucker vs. Vicuron Pharmaceuticals, Inc. et al. (Case No. 04cv2745); Brian B. Steketee vs. Vicuron Pharmaceuticals, Inc. et al. (Case No. 04cv3365); and Brad Staton vs. Vicuron Pharmaceuticals, Inc. (Case No. 04cv3422), collectively the “Federal Class Actions.”

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

Based on the Court’s order of August 23, 2004, plaintiffs filed the Consolidated Complaint on December 6, 2004. The Consolidated Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933, arising from our May 24, 2004 press release announcing the issuance of an approvable letter by the FDA indicating that our proposed pharmaceutical, anidulafungin, does not currently support a labeling claim for initial treatment of esophageal candidiasis. The Consolidated Complaint alleges a putative class period from January 6, 2003 through May 24, 2004. The Sections 10(b) and 20(a) claims are based on the allegation that defendants artificially inflated the price of Vicuron’s stock during the class period by making allegedly false and misleading statements concerning anidulafungin, the prospects that the FDA would approve the drug for initial treatment of esophageal candidiasis, and the prospects for the drug’s marketing success. The Section 11 claim is based on the allegation that our July 2003 Registration Statement and Prospectus for a secondary public stock offering contained a false statement about anidulafungin’s expected competitive advantages over existing therapies. The complaints seek compensatory damages, interest, attorneys’ fees, and injunctive and equitable relief.

Pursuant to the District Court’s first scheduling order entered on November 2, 2004, defendants filed a motion to dismiss the Consolidated Complaint on January 20, 2005. Lead plaintiffs filed an opposition on February 22, 2005. The Defendants’ reply was filed on March 9, 2005. Defendants’ motion to dismiss stayed all discovery, pending the District Court’s resolution of the motion.

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

The Company intends to defend this litigation vigorously. However, the outcome is currently not determinable and accordingly no amounts have been recorded in the accompanying consolidated financial statements.

NOTE 19—QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is selected unaudited quarterly financial data for the years ended December 31, 2004 and 2003. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the financial statements and includes all adjustments necessary to present fairly the information for the periods presented.

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except per share amounts)
Revenues	$1,928	$1,917	$1,828	$2,699
Net loss	$(23,520)	$(24,110)	$(15,426)	$(15,466)
Net loss per share, basic and diluted[1]	$(0.44)	$(0.44)	$(0.28)	$(0.26)
Shares used in computing net loss per share, basic and diluted	54,029	54,616	54,882	59,337

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands, except per share amounts)
Revenues	$1,758	$2,278	$2,799	$2,773
Net loss	$(107,200)	$(25,840)	$(18,914)	$(22,151)
Net loss per share, basic and diluted[1]	$(3.15)	$(0.54)	$(0.36)	$(0.41)
Shares used in computing net loss per share, basic and diluted	33,995	47,709	52,799	53,863

[1]	Net income per share is computed independently each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly per share amounts may not equal the annual per share amounts reported.

In the fourth quarter of 2004, the Company recognized a tax benefit of $1.5 million related to net operating losses generated by one of its Italian subsidiaries subsequent to the acquisition of Biosearch. This was the result of considering the reversal of temporary differences underlying the deferred tax liabilities associated with Biosearch’s opening balance sheet as a source of income in accordance with SFAS 109. This benefit, which should have been recorded in 2003, is not material to the results of the fourth quarter or any prior periods. In addition it does not generate any income tax refund (i.e., cash benefit) to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICURON PHARMACEUTICALS INC. (registrant)

Dated: March 15, 2005	BY:	/s/ GEORGE F. HORNER III George F. Horner III President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JAMES H. CAVANAUGH, PH.D. James H. Cavanaugh, Ph.D.	Chairman of the Board of Directors	March 15, 2005

/S/ GEORGE F. HORNER III George F. Horner III	President, Chief Executive Officer and Director (Principal Accounting Officer)	March 15, 2005

/S/ COSTANTINO AMBROSIO Costantino Ambrosio	Executive Vice President, Chief of Manufacturing and Director	March 15, 2005

/S/ ALAN DUNTON, M.D. Alan W. Dunton, M.D.	Director	March 15, 2005

/S/ DAVID V. MILLIGAN, PH.D David V. Milligan, Ph.D	Director	March 15, 2005

/S/ CHRISTOPHER T. WALSH, PH.D Christopher T. Walsh, Ph.D	Director	March 15, 2005

/S/ CHERYL A. WENZINGER, CPA Cheryl A. Wenzinger, CPA	Director	March 15, 2005

/S/ DOV A. GOLDSTEIN, M.D. Dov A. Goldstein, M.D.	Executive Vice President and Chief Financial Officer (Principal Finance Officer)	March 15, 2005

S-1

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for fiscal year 2003 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of July 30, 2002 by and between Versicor Inc. and Biosearch Italia, S.p.A. (the body of the agreement was previously attached as an exhibit to our current report on Form 8-K, which was filed with the SEC on July 31, 2002 and is incorporated herein by reference)

2.2	First Amendment to Agreement and Plan of Merger entered into on August 14, 2002, by and between Versicor Inc. and Biosearch Italia S.p.A.(3)

2.3	Second Amendment to Agreement and Plan of Merger entered into on October 29, 2002, by and between Versicor Inc. and Biosearch Italia S.p.A.(3)

3.1	Fourth Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment and Restatement of the Certificate of Designations of Versicor Inc. (previously attached as an exhibit to our current report on Form 8-K, which was filed with the SEC on July 11, 2001 and is incorporated herein by reference)

3.3	Certificate of Merger relating to the merger of Biosearch Italia S.p.A. with and into Versicor Inc.(4)

3.4	Certificate of Ownership and Merger Merging Vicuron Pharmaceuticals Inc. into Versicor Inc. (previously attached as an exhibit to our current report on Form 8-K, which was filed with the SEC on March 26, 2003 and incorporated herein by reference

3.5	Amended and Restated Bylaws, as currently in effect(4)

4.1	Form of Common Stock Certificate(1)

4.2	Warrant for the Purchase of Shares of Common Stock dated as of March 10, 1997 by and between Genome Therapeutics, Inc. and Versicor Inc.(1)

4.3	Form of Warrant for the Purchase of Shares of Series C Preferred Stock dated as of December 9, 1997(1)

4.4	Form of Warrant for the Purchase of Shares of Series F Preferred Stock dated as of June 25, 1999(1)

4.5	Second Amended and Restated Investors’ Rights Agreement(1)

4.6	Shareholder Rights Agreement by and between Versicor Inc. and American Stock Transfer & Trust Company, as Rights Agent, dated June 28, 2001 (previously attached as an exhibit to our current report on Form 8-K, which was filed with the SEC on July 11, 2001 and is incorporated herein by reference)

4.7	First Amendment to Shareholder Rights Agreement, dated as of July 30, 2002, by and between Versicor Inc. and American Stock Transfer & Trust Company, as Rights Agent (previously attached as an exhibit to our current report on Form 8-K, which was filed with the SEC on July 31, 2002 and is incorporated herein by reference)

4.8	Registration Rights Agreement dated as of April 8, 2002, by and among Versicor Inc. and the Purchasers listed on Schedule A attached thereto (previously attached as an exhibit to our current report on Form 8-K, which was filed with the SEC on April 10, 2002 and is incorporated herein by reference)

Ex-1

Exhibit Number	Description
4.9	Form of Deposit Agreement and Depositary Receipt(6)

4.10	Form of Senior Debt Indenture(6)

4.11	Form of Subordinated Debt Indenture(6)

4.12	Form of Common Stock Warrant Agreement and Warrant Certificate(6)

4.13	Form of Preferred Stock Warrant Agreement and Warrant Certificate(6)

4.14	Form of Depository Share Warrant Agreement and Warrant Certificate(6)

4.15	Form of Debt Securities Warrant Agreement and Warrant Certificate(6)

9.1	Letter Agreement dated as of February 28, 2003, by and between Vicuron Pharmaceuticals Inc. and Monte Titoli S.p.A.(7)

10.1.1	1995 Stock Option Plan (the “1995 Plan”)*(1)

10.1.2	Form of 1995 Plan Incentive Stock Option Agreement*(1)

10.1.3	Form of 1995 Plan Non-Statutory Stock Option Agreement*(1)

10.2.1	1997 Equity Incentive Plan (as amended, the “1997 Plan”)*(1)

10.2.2	1997 Equity Incentive Plan Amendment*(1)

10.2.3	Form of 1997 Plan Stock Option Agreement*(1)

10.3	2000 Employee Stock Purchase Plan*(1)

10.4.1	2001 Stock Option Plan, as amended (the “2001 Plan”)*(8)

10.4.2	Form of 2001 Plan Stock Option Agreement*(4)

10.5.1	2002 Stock Option Plan (the “2002 Plan”)*(5)

10.5.2	Form of 2002 Plan Stock Option Agreement*(4)

10.6.1	Form of 2003 New-Hire Stock Option Plan *(13)

10.6.2	Form of 2003 New-Hire Stock Option Grant Notice*(13)

10.7	License Agreement dated as of May 17, 1999 by and between Eli Lilly and Company and Versicor Inc.(1) **

10.8.1	License and Supply Agreement, dated October 8, 2001, by and between Biosearch Italia S.p.A. and Genome Therapeutics Corporation**(9)

10.8.2	Amendment No. 1 to License and Supply Agreement, dated August 8, 2002, by and between Biosearch Italia S.p.A. and Genome Therapeutics Corporation**(9)

10.9	Collaborative Research and License Agreement dated as of March 31, 1999 by and between Novartis Pharma AG and Versicor Inc.(1) **

10.10	Research Collaboration, Contract Service and License Agreement dated as of March 31, 1999 by and between Pharmacia and Upjohn Company, and Versicor Inc.(1) **

10.11	Administrative Services Agreement dated as of December 1997 by and between Sepracor Inc. and Versicor Inc.(1)

10.12.1	First Amendment Agreement to Term Loan dated as of December 30, 1997 by and between Fleet National Bank and Versicor Inc.(1)

Ex-2

Exhibit Number	Description
10.12.2	Second Amendment Agreement dated October 22, 2001, by and between Fleet National Bank and Versicor Inc.(10)

10.12.3	Third Amendment Agreement to Term Loan, dated January 28, 2003 by and between Fleet National Bank and Versicor Inc.(4)

10.13	Industrial Lease dated as of November 18, 1996 by and between Arcadia-Tavistock, L.C. and Versicor Inc.(1)

10.14	Indemnity Agreement dated as of October 29, 1999 by and between Thomas C. McConnell and Versicor Inc.(1)

10.15	Indemnity Agreement dated as of October 29, 1999 by and between Marck Leschly and Versicor Inc.(1)

10.16	Indemnity Agreement dated as of October 29, 1999 by and between George F. Horner III and Versicor Inc.(1)

10.17	Indemnity Agreement dated as of October 29, 1999 by and between James H. Cavanaugh and Versicor Inc.(1)

10.18	Indemnity Agreement dated as of October 29, 1999 by and between Christopher T. Walsh and Versicor Inc.(1)

10.19	Indemnity Agreement dated as of October 29, 1999 by and between Richard J. White and Versicor Inc(1)

10.20	Indemnity Agreement dated as of October 29, 1999 by and between David V. Milligan and Versicor Inc.(1)

10.21	Indemnity Agreement dated as of October 29, 1999 by and between Lori Rafield and Versicor Inc.(1)

10.22	Indemnity Agreement dated as of October 29, 1999 by and between Timothy J. Barberich and Versicor Inc.(1)

10.23	Indemnity Agreement dated as of March 6, 2003 by and between Dov A. Goldstein, M.D. and Vicuron Pharmaceuticals, Inc.(12)

10.24	Employment Agreement dated as of July 28, 2000 by and between George F. Horner III and Versicor Inc.*(1)

10.25	Employment Agreement dated as of July 28, 2000 by and between Richard J. White and Versicor Inc.*(1)

10.26	Employment Agreement dated as of July 28, 2000 by and between Dinesh V. Patel and Versicor Inc.*(1)

10.27	Employment Agreement dated as of July 28, 2000 by and between Dov A. Goldstein and Versicor Inc.*(1)

10.28	Employment Agreement dated as of July 28, 2000 by and between Mikhail F. Gordeev and Versicor Inc.*(1)

10.29	Employment Agreement dated as of July 28, 2000 by and between Joaquim Trias and Versicor Inc.*(1)

10.30	Employment Agreement dated as of July 28, 2000 by and between Zhengyu Yuan and Versicor Inc.*(1)

10.31	Employment Agreement, dated as of December 18, 2000, by and between Versicor Inc. and Timothy J. Henkel*(2)

Ex-3

Exhibit Number	Description

10.32	Employment Agreement, dated as of April 1, 2002, by and between Versicor Inc. and David S. Krause, M.D. * (12)
10.33	Employment Agreement, dated as of July 30, 2002, by and between Versicor Inc. and Claudio Quarta, Ph.D.*(3)

10.34	Employment Agreement, dated as of July 30, 2002, by and between Versicor Inc. and Francesco Parenti*(3)

10.35	First Amendment to Employment Agreement, dated as of February 22, 2005, by and between Vicuron Pharmaceuticals, Inc. and David S. Krause, M.D. * (12)

10.36	Independent Consultant Agreement, dated as of July 30, 2002, by and between Versicor Inc. and Costantino Ambrosio*(3)

10.37	Consulting Agreement dated as of March 11, 1998 by and between Christopher Walsh and Versicor Inc.*(1)

10.38	Consulting Agreement dated as of January 1, 1997 by and between David Milligan and Versicor Inc.*(1)

10.39	Promissory Note dated as of May 15, 1997 by and between Richard J. White and Versicor Inc.*(1)

10.40	Second Amendment to Lease, dated December 17, 2002, by and between Versicor Inc. and Executive Terrace Investors, L.P.(4)

10.41	Purchase Agreement dated as of April 8, 2002, by and among Versicor Inc. and the Purchasers listed on Schedule A attached thereto (previously attached as an exhibit to our current report on Form 8-K, which was filed with the SEC on April 10, 2002 and is incorporated herein by reference)

10.42	Agreement entered into on April 13, 2001, by and between Biosearch Italia S.p.A. and San Paolo IMI S.p.A. (English Translation) (13)**

10.43	Agreement entered into on December 4, 1998, by and between Biosearch Italia S.p.A. and San Paolo IMI S.p.A. (English Translation) (13)**

10.44	Agreement entered into on August 5, 2002, by and between Biosearch Italia S.p.A. and Ministry of Productive Activities—Directorate-General for Company Incentives Co-ordination, pursuant to Italian Ministerial Decree of May 6, 2002 (English Summary) (previously attached as an exhibit to our current report on Form 8-K, which was filed with the SEC on July 7, 2003 and is incorporated herein by reference)

10.45	Bank guarantee issued on behalf of Biosearch Manufacturing S.r.l. by San Paolo IMI S.p.A. in favor of Basilicata Region on January 17, 2002 (English Translation) (13)**

10.46	Financing Agreement entered into on July 10, 2002, by and between Biosearch Manufacturing S.r.l. and Monte dei Paschi di Siena Merchant S.p.A. (English Translation) (13)**

10.47	Amendment to Financing Agreement entered into on January 14, 2003, by and between Biosearch Manufacturing S.r.l. and Monte dei Paschi di Siena Merchant S.p.A. (English Translation) (13)**

10.48	Master Agreement entered into on December 4, 1998, by and between Biosearch Italia S.p.A. and Gruppo Lepetit S.p.A. (English Translation) (13)**

10.49	Agreement entered into on March 8, 1999, by and between Biosearch Italia S.p.A. and Gruppo Lepetit S.p.A. (English Translation) (13)**

10.50	Agreement entered into on November 2, 1999, by and between Biosearch Italia S.p.A. and Gruppo Lepetit S.p.A. (English Translation) (13)**

Ex-4

Exhibit Number	Description

10.51	Agreement entered into on November 30, 2000, by and between Biosearch Italia S.p.A. and Gruppo Lepetit S.p.A. (English Translation) (13)**

10.52	Agreement entered into as of February 28, 2002, by and between Biosearch Manufacturing S.r.l. and Aventis Bulk S.p.A. (English Translation) (13)**

10.53	Addendum entered into on March 28, 2002, by and between Biosearch Manufacturing S.r.l. and Aventis Bulk S.p.A. (English Translation) (13)**

12.1	Statement re: computation of ratios (12)

21.1	List of Subsidiaries(12)

23.1	Consent of PricewaterhouseCoopers LLP(12)

31.1	Certification of George F. Horner III under Section 302 of the Sarbanes-Oxley act of 2002(12)

31.2	Certification of Dov A. Goldstein, M.D. under Section 302 of the Sarbanes-Oxley act of 2002(12)

32.1	Certification of George F. Horner III under Section 906 of the Sarbanes-Oxley Act of 2002(12)

32.2	Certification of Dov A. Goldstein, M.D. under Section 906 of the Sarbanes-Oxley Act of 2002 (12)

*	Denotes a management contract or compensatory plan.
**	Portions of this exhibit were omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment.
(1)	Filed as an exhibit to our registration statement on Form S-1 (No. 333-33022) as amended, effective August 2, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to our annual report on Form 10-K, filed April 2, 2001, and incorporated herein by reference.
(3)	Filed as an exhibit to our registration statement on Form S-4 (No. 333-98935) as amended, effective November 5, 2002, and incorporated herein by reference.
(4)	Filed as an exhibit to our annual report on Form 10-K, filed March 3, 2003, and incorporated herein by reference.
(5)	Filed as an exhibit to our registration statement on Form S-8 (No. 333-103081), which was filed with the SEC on February 11, 2003, and incorporated herein by reference.
(6)	Filed as an exhibit to our registration statement on Form S-3 (No.333-112847), which was filed with the SEC on February 13, 2004, and incorporated herein by reference.
(7)	Filed as an exhibit to our quarterly report on Form 10-Q, filed August 14, 2003, and incorporated herein by reference.
(8)	Filed as Appendix B to the Proxy Statement/Prospectus comprising Part I of our registration statement on Form S-4 (No. 333-98935), effective November 5, 2002 and incorporated herein by reference.
(9)	Filed as an exhibit to Amendment No.1 of our registration statement on Form S-3 (No. 333-105921), filed on June 23, 2003 and incorporated herein by reference.
(10)	Filed as an exhibit to our annual report on Form 10-K, filed with the SEC on March 12, 2002, and incorporated herein by reference.
(11)	Filed as an exhibit to our quarterly report on Form 10-Q, filed August 10, 2001, and incorporated herein by reference.
(12)	Filed herewith.
(13)	Filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-112847), filed with the SEC on March 12, 2004 and incorporated herein by reference.

Ex-5