Form 10-Q
period 2005-03-31
VICURON PHARMACEUTICALS INC
filed 2005-05-06
CIK 1052547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

On March 31, 2005, there were 60,863,165 shares outstanding of the registrant’s common stock.

VICURON PHARMACEUTICALS INC.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VICURON PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited) March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$104,534	$121,144
Marketable securities	31,171	34,127
Accounts receivable, net	6,142	6,232
Prepaid expenses and other current assets	4,780	8,310

Total current assets	146,627	169,813
Property and equipment, net	56,375	58,668
Intangible assets, net	22,240	24,230
Long-term receivables	12,340	12,222
Long-term marketable securities—restricted	2,971	3,256
Other assets	2,785	1,837

Total assets	$243,338	$270,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,577	$12,473
Accrued liabilities	6,982	9,747
Current portion of long-term debt	1,169	1,225
Deferred revenue	379	550

Total current liabilities	16,107	23,995

Long-term debt, less current portion	9,603	10,066
Deferred revenue, less current portion	1,750	1,750
Other long-term liabilities	5,266	4,624

Total liabilities	32,726	40,435

Stockholders’ equity:
Common stock	61	60
Additional paid-in capital	605,487	602,011
Deferred stock compensation	(114)	(179)
Accumulated other comprehensive income	25,840	32,945
Accumulated deficit	(420,662)	(405,246)

Total stockholders’ equity	210,612	229,591

Total liabilities and stockholders’ equity	$243,338	$270,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICURON PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues:
Collaborative research and development and contract services	$1,627	$1,792
License fees and milestones	143	136

Total revenues	1,770	1,928

Operating expenses:
Research and development	13,280	22,035
General and administrative	4,658	4,071

Total operating expenses	17,938	26,106

Loss from operations	(16,168)	(24,178)

Other income (expense):
Interest income	851	686
Interest expense	(7)	(28)

Net loss before income tax expense	(15,324)	(23,520)

Income tax expense	92	—

Net loss	$(15,416)	$(23,520)

Net loss per share:
Basic and diluted	$(0.25)	$(0.44)

Weighted average shares	60,571	54,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICURON PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(15,416)	$(23,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,278	1,394
Non-cash stock compensation expense	(101)	289
Amortization of bond discounts	(1)	300
Changes in operating assets and liabilities:
Accounts receivable	(175)	407
Prepaid expenses and other current assets	3,308	812
Long-term receivables	(689)	(1,346)
Other assets	(748)	1
Accounts payable	(4,533)	325
Accrued liabilities	(2,833)	3,760
Deferred revenue	(143)	(138)
Other long-term liabilities	898	(633)

Net cash used in operating activities	(19,155)	(18,349)

Cash flows from investing activities:
Purchases of marketable securities	(13,417)	(7,057)
Sales/maturities of marketable securities	16,179	19,304
Additions to property and equipment	(1,223)	(3,962)
Disposals of property and equipment	4	—

Net cash provided by investing activities	1,543	8,285

Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,643	1,480
Repayments of long-term debt	—	(569)

Net cash provided by financing activities	3,643	911

Effect of exchange rate changes on cash and cash equivalents	(2,641)	(2,032)

Net change in cash and cash equivalents	(16,610)	(11,185)

Cash and cash equivalents at beginning of period	121,144	113,361

Cash and cash equivalents at end of period	$104,534	$102,176

Supplemental cash flow information:
Cash paid during the period for interest	$8	$28

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the interim periods ended March 31, 2005.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year or any other interim period. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, which are included in Vicuron Pharmaceuticals Inc.’s or the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Three Months Ended March 31,
	(unaudited)
	(in thousands, except per
	share data)
	2005	2004
Net Loss, as reported	$(15,416)	$(23,520)
Add: stock-based employee compensation expense included in net loss	—	51
Less: total stock-based employee compensation, determined under fair value based method for all awards	(17)	(2,001)

Net loss pro forma	$(15,433)	$(25,470)

Basic and diluted net loss per share: As reported	$(0.25)	$(0.44)

Pro forma	$(0.25)	$(0.47)

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

	March 31,
	2005	2004
Shares issuable upon exercise of stock options	7,110	8,597
Shares issuable upon exercise of warrants	39	112

	7,149	8,709

3. Comprehensive Loss

For the three month period ended March 31, 2005 and 2004, the components of total comprehensive loss are as follows:

	Three Months Ended March 31,
	(in thousands) (unaudited)
	2005	2004
Net loss (as reported)	$(15,416)	$(23,520)

Foreign currency translation adjustment	(7,038)	(3,894)
Unrealized (loss) on investments	(67)	(26)

Other comprehensive income/(loss)	(7,105)	(3,920)

Net comprehensive loss	$(22,521)	$(27,440)

4. Restructuring Charge

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

The Company reduced its expenses in light of this delay. From May 31, 2004 to July 2, 2004, the Company reduced its workforce in the United States. The severance charge was $864,000 of which $778,000 was paid in 2004 and $86,000, which was paid in January 2005. The Company also reduced its Italian workforce in September 2004. The related severance charge was $1.8 million, of which $1.1 million was paid in 2004 and $0.7 million was paid in January 2005. The severance charge was included in research and development and general and administrative expense in the consolidated statements of operations for the year ended December 31, 2004.

5. Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs—an amendment of ARB 43, chapter 4 (FAS 151). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires that such costs be recognized as a current-period expense. FAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after July 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (FAS 123R). In summary, FAS 123R requires companies to expense the fair value of employee stock options and similar awards as of the date the Company grants the awards to employees. The expense would be recognized over the vesting period for each option and adjusted for actual forfeitures that occur before vesting. The effective date for this standard is the annual period beginning after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. The Company is currently assessing each of the three transition methods offered by FAS 123R and believes adoption of FAS 123R will have a material impact on its consolidated financial statements, regardless of the method selected. The Company will adopt FAS 123R on January 1, 2006.

6. Segment Information

The Company evaluates performance of its segments and allocates resources to them based upon its strategy related to the discovery, development, manufacturing and marketing of pharmaceutical products for the treatment of bacterial and fungal infections in the hospital setting.

The Company operates in two geographic segments, including the United States and Italy. The United States operations include the corporate headquarters, clinical development and research. The operations in Italy include a research facility and a manufacturing plant.

The Company’s revenue for the three month period ended March 31, 2005 consisted primarily of collaborative research and development fees from Pfizer and Novartis of $0.9 million and $0.7 million, respectively.

The table below presents geographic information about reported segments for the three months ended March 31, 2005:

	(in thousands) (unaudited)
	United States	Italy	Consolidated
Net revenue	$1,584	$186	$1,770
Long lived assets	$3,700	$93,011	$96,711

7. Legal Proceedings

On June 15, 2004, six shareholder securities class action complaints were filed against the Company and certain of the Company’s senior officers in the U. S. District Court for the Eastern District of Pennsylvania, collectively the “Federal Class Actions.” Each complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising from the Company’s May 24, 2004 press release announcing the approvable letter from the FDA indicating anidulafungin does not currently support a labeling for initial treatment of esophageal candidiasis. Each plaintiff sought to represent a class of Vicuron securities purchasers from January 6, 2003 through May 24, 2004, (except one complaint, whose putative class period begins March 17, 2003). The complaints sought compensatory damages, interest, attorneys’ fees, and injunctive and equitable relief. The Company is vigorously defending this litigation.

On August 18, 2004, counsel for all parties involved in the Federal Class Actions stipulated to consolidation of the six actions. Under the stipulation, defendants were not required to respond to the six individual complaints. Rather, defendants would respond to an amended, consolidated class action complaint that would be filed by the court-appointed lead plaintiff and lead plaintiff counsel, or the “Amended Complaint.” The District Court approved the stipulation on August 23, 2004.

Three motions were filed with the District Court pursuant to 15 U.S.C. 78u-4(a)(3)(A)(i)(II) proposing a lead plaintiff and lead plaintiff counsel. On October 7, 2004, the Court entered an order appointing a group of institutional investors (Massachusetts State Guaranteed Annuity Fund, Massachusetts State Carpenters Pension Fund, and Greater Pennsylvania Carpenters Pension Fund) as lead plaintiffs, the law firm of Lerach Coughlin Stoia Geller Rudman & Robbins as lead plaintiffs counsel, and the law offices of Marc S. Henzel as liaison counsel.

On November 2, 2004, the District Court held a status conference and thereafter issued an order setting the following schedule:

•	the designated lead plaintiffs must file the Amended Complaint on or before December 6, 2004;

•	defendants must file a responsive pleading within 45 days of service of the Amended Complaint; and

•	in the event defendants’ responsive pleading is a motion to dismiss, plaintiffs’ opposition papers will be due 30 days from the filing of the motion, and any reply papers by defendants will be due 15 days thereafter.

Based on the Court’s order of November 2, 2004, the plaintiffs filed an Amended Complaint on December 6, 2004. The Amended Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, and violations of Section 11 of the Securities Act of 1933, against all of the defendants, including: the Company, three of the Company’s senior officers and seven of the Company’s directors. The Amended Complaint also alleges violations of Section 20(a) of the Securities Exchange Act of 1934 against the three officers. The Amended Complaint alleges a putative class period from January 6, 2003 through May 24, 2004, and seeks compensatory damages, interest, attorneys’ fees, and injunctive and equitable relief.

On January 20, 2005, in response to the plaintiffs’ Amended Complaint, defendants filed a motion to dismiss plaintiffs’ action. Lead plaintiffs filed an opposition on February 22, 2005. Defendants’ reply was filed on March 9, 2005. Defendants’ motion to dismiss stayed all discovery, pending the District Court’s resolution of the motion. Defendants’ motion to dismiss currently is pending.

On July 2, 2004, a shareholder derivative complaint styled Jonathan Meyers vs. George F. Horner, III et al. was filed against certain of the Company’s officers and directors in the Court of Common Pleas of the State of Pennsylvania, Montgomery County (Case no. 04-19595). The complaint purports to allege claims of insider selling, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaint seeks compensatory damages, disgorgement of profits, imposition of a constructive trust, equitable and injunctive relief, attorneys’ fees and costs. On August 11, 2004, counsel for the parties entered a stipulation to stay all proceedings in the state court derivative action, pending the District Court’s resolution of the motion to dismiss that defendants filed in the Federal Class Actions. Under the stipulation to stay, defendants’ time to respond to the derivative complaint is extended until 60 days after the stay expires. The Court approved the stipulation, and stayed the derivative action, on August 17, 2004.

The Company intends to defend this litigation vigorously. However, the outcome is currently not determinable and accordingly no amounts have been recorded in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements for the year-ended December 31, 2004 included in our Annual Report on Form 10-K previously filed with the Securities and Exchange Commission, or the SEC. This discussion may contain forward-looking statements that involve risks and uncertainties. The words “expects,” “believes,” “anticipates,” “intends,” “will” and similar expressions or the negatives of these words or phrases are intended to identify forward-looking statements. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this document and in our Annual Report on Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements. References to “the Company,” “Vicuron,” and “we” throughout this Quarterly Report on Form 10-Q refer to Vicuron Pharmaceuticals Inc. and its subsidiaries.

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

Since 1996, we have been operating as an independent company. In August 2000, we sold 5.29 million shares of our common stock at $11.00 per share in an initial public offering and we received total net proceeds of approximately $52.7 million.

In April 2002, we completed a private placement of 2.99 million shares of our common stock to selected institutional investors at a purchase price of $15.00 per share. We received net proceeds from the private placement of approximately $41.9 million.

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

In July 2003, we sold 6 million shares of our common stock at $13.85 per share in a public offering. We received net proceeds of approximately $77.8 million.

In February 2004, we filed a universal shelf registration statement on Form S-3, which allows us to offer up to $200 million of our common stock, preferred stock, warrants and/or debt securities from time to time in one or more public offerings. In October 2004, we sold 5.05 million shares of our common stock at $14.75 per share in a public offering. We received net proceeds of approximately $71.5 million.

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

In December 2003, we also announced the filing of our marketing authorization application for anidulafungin for the treatment of esophageal candidiasis with the European Agency for the Evaluation of Medicinal Products, which will be reviewed under the European Community centralized licensing procedure, which is the procedure used to determine the scope of marketing authorization for human therapeutic products in all member states of the European Union. A 90 day extension for submitting responses to the EMEA was requested by us and granted by the EMEA. Recently, we requested the withdrawal of the anidulafungin MAA for esophageal candidiasis from the EMEA. We intend to submit a new MAA for anidulafungin in invasive candidiasis.

In December 2004, we submitted an NDA for dalbavancin, a novel antibiotic for the treatment of cSSTIs. Dalbavancin is a unique, once weekly IV lipoglycopeptide for the treatment of cSSTIs caused by Gram-positive bacteria, including methicillin-resistant Staphylococus aureus (MRSA’s). Dalbavancin is a second-generation lipoglycopeptide antibiotic belonging to the same class as vancomycin, the most widely-used injectable antibiotic for Staphylococcal infections. In February 2005, we received notice from the FDA that our file would receive priority review.

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

Our expenses have consisted primarily of costs incurred in research and development of new product candidates, when in-licensing existing product candidates and in connection with our collaboration agreements, and from general and administrative costs associated with our operations. We expect licensing costs to increase as development milestones are achieved, and we expect our research and development expenses to continue as we develop our product candidates. We expect to incur sales and marketing expenses during 2005 as we establish our sales and marketing organization.

Since our inception, we have incurred significant losses. As of March 31, 2005, we had an accumulated deficit of $420.7 million. We anticipate incurring additional losses, which may increase for the foreseeable future, including at least through December 31, 2006.

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

Major Research and Development Projects

Our ongoing clinical trials of anidulafungin and dalbavancin are our two most significant research and development projects, generating 24% and 21%, respectively, of our total research and development expenses since our inception.

Anidulafungin

Anidulafungin is our lead antifungal product candidate. We in-licensed anidulafungin from Eli Lilly pursuant to an agreement dated as of May 1999, which is described below. In early 2003, we submitted an NDA for anidulafungin with the FDA. In May 2004, we received an approvable letter from the FDA for anidulafungin. Based on the approvable letter and our discussions with the FDA, we intend to pursue two paths for approval of anidulafungin, as follows:

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

As of March 31, 2005, anidulafungin has also been evaluated in a:

•	Phase 3 clinical trial for the treatment of esphageal candidiasis, patient enrollment completed, top-line data released and data published;

•	Phase 3 clinical trial for the treatment of invasive candidiasis/candidemia, patient enrollment completed and top-line data released; and

•	Phase 2/3 clinical trial for the treatment of aspergillosis, patient enrollment completed and top-line data released.

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

Research and development expense allocated to our anidulafungin project, expressed as a percentage of total research and development expense for the period, was:

•	14% for the three months ended March 31, 2005 compared to 12% for the three months ended March 31, 2004; and

•	24% in the aggregate from our inception through March 31, 2005.

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

Dalbavancin

Dalbavancin is our lead antibiotic product candidate. We filed an NDA for dalbavancin with the FDA in December 2004. In February 2005, we received the acceptance to file notification from the FDA and were granted priority review status by the FDA for the NDA. As of March 31, 2005 dalbavancin has been evaluated in:

•	three Phase 3 clinical trials for the treatment of skin and soft tissue infections (completed and top-line data released); and

•	a Phase 2 clinical trial for the treatment of catheter-related blood stream infections (completed, top-line data released and published).

•	a Phase 2 trial in skin and soft tissue infections (completed, top-line data released and published).

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

Research and development expense allocated to our dalbavancin project, expressed as a percentage of total research and development expense for the period, was:

•	5% for the three months ended March 31, 2005 compared to 38% for the three months ended March 31, 2004; and

•	21% in the aggregate from our inception through March 31, 2005.

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

Development Administration

Research and development expense comprising development administration overhead costs, expressed as a percentage of total research and development expense for the period, was:

•	20% for the three months ended March 31, 2005, compared to 10% for the three months ended March 31, 2004; and

•	10% in the aggregate from our inception through March 31, 2005.

We do not allocate our development administration costs among our various projects because our development administration group is managed as a separate cost center and its expenditures are not always project specific.

Other research and development projects

The remaining 45% of our total research and development expenses from our inception through March 31, 2005 were generated by various pre-clinical studies and drug discovery programs, including our collaborations with Pfizer and Novartis described below.

Oxazolidinones collaboration with Pfizer.

In March 1999, we entered into a collaboration agreement with Pharmacia Corporation, now Pfizer, pursuant to which we are collaborating to discover, synthesize and develop second and third generation oxazolidinone product candidates. In connection with the collaboration, Pfizer made an equity investment in us of $3.8 million and paid us research support and license fee payments. Under the terms of the agreement and in consideration of our research obligations, we are entitled to receive funding from Pfizer to support certain of our full-time researchers. If specified milestones are achieved, Pfizer is obligated to pay us additional payments of up to $14.0 million for each compound, a portion of which may be credited against future royalty payments to which we are entitled on the worldwide sales of any drug developed and commercialized from the collaboration. In October 2000, Pfizer increased its funding for this collaboration by 30%, and in June 2001, we received a milestone payment for the initiation of clinical development of one of the compounds. In July 2002, we amended our arrangement with Pfizer by extending the collaboration for an additional three years through March 2005. In March 2005, we announced that the collaboration had been extended until March 2006. Through March 31, 2005, Pfizer has made aggregate payments to us under this collaboration agreement (excluding equity investments) of $21.2 million. In 2005, the Company received $0.9 million in payments, all of which was recognized as revenue.

Research and development expense allocated to our collaboration with Pfizer, expressed as a percentage of total research and development expense for the period, was:

•	6% for the three months ended March 31, 2005, compared to 4% for the three months ended March 31, 2004; and

•	7% in the aggregate from January 1, 1999 through March 31, 2005.

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

In March 1999, we entered into a collaboration agreement with Novartis Pharma AG pursuant to which we are collaborating to discover and develop novel deformylase inhibitors. In connection with the collaboration, Novartis made an initial equity investment in us of $3.0 million. We have also received a number of milestone payments from Novartis and are entitled to receive additional payments of up to $13.0 million for our compounds or up to $7.25 million for Novartis compounds upon the achievement of specified milestones. Novartis may deduct a portion of these milestone payments from the royalties it will be obligated to pay us on the worldwide sales of any drug developed and commercialized from this collaboration. In February 2003, we amended the original agreement in order to extend the research term through March 31, 2005. In September 2003, we announced achievement of a late-stage pre-clinical milestone for which we received a milestone payment from Novartis, and in December 2003 we announced that we received an additional milestone payment from Novartis as a result of entering into Phase 1 work on our research collaboration with Novartis. Through March 31, 2005, Novartis has made aggregate payments to us under this agreement (excluding equity investments) of $19.6 million. The Company received its final collaboration payment of $0.7 million in the first quarter of 2005, which was recognized as revenue. In March 2005, the Company announced that Novartis has opted to suspend the Phase 1 compound and will advance a second compound. The Company received a milestone for the designation of this second compound as a late stage preclinical compound. This milestone was recognized as revenue in 2004 and received in 2005.

Research and development expense allocated to our collaboration with Novartis, expressed as a percentage of total research and development expense for the period, was:

•	4% for the three months ended March 31, 2005, compared to 4% for the three months ended March 31, 2004; and

•	6% in the aggregate from January 1, 1999 through March 31, 2005.

The goal of our agreement with Novartis is to discover, synthesize and obtain marketing approval for deformylase inhibitor product candidates. We were responsible for supplying research to the collaboration, according to a research plan developed by a joint research committee. Our research obligations ended March 31, 2005. Novartis provided us with funding to support some of our researchers on this project. The future success of this research effort will depend upon Novartis to conduct the development of product candidates and to obtain marketing approval from the FDA and analogous international agencies. Material cash inflows in the form of royalties relating to this collaboration will not commence until after marketing approvals are obtained, and then only if the product finds acceptance in the marketplace. Currently one compound identified by the collaboration is in Phase 1 clinical trials. In order to obtain marketing approval, Novartis will need to initiate and complete Phase 1, 2 and 3 clinical trials with satisfactory results and submit an NDA to the FDA. Novartis is under no obligation to continue the development of any product candidate resulting from this collaboration.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues

Revenues were $1.8 million and $1.9 million in the three months ended March 31, 2005 and 2004, respectively. Revenues in 2005 consisted of $1.6 million of collaborative research and development fees from Pfizer and Novartis and $0.2 million of collaborative research and development and grant revenue from our research operations in Italy. Revenues in 2004 consisted of $1.6 million of collaborative research and development fees from Pfizer and Novartis and $0.3 million of collaborative research and development and grant revenues from our research operations in Italy.

Research and Development Expenses

Research and development expenses were $13.3 million and $22.0 million in the three months ended March 31, 2005 and 2004, respectively. The decrease in these expenditures was due to the completion of clinical trials associated with dalbavancin and anidulafungin combined with a reduction in expenses at our two research facilities. These decreases were partially offset by increases in costs associated with our nearly completed manufacturing facility in Italy and a $0.9 million severance payment to our former Chief Medical Officer.

General and Administrative Expenses

General and administrative expenses were $4.7 million and $4.1 million in the three months ended March 31, 2005 and 2004, respectively. The majority of this increase in expenses in the first quarter of 2005 was due to a $0.4 million increase in the development of a sales and marketing infrastructure and a $0.2 million increase in legal fees.

Interest Income

Interest income was $851,000 and $686,000 in the three months ended March 31, 2005 and 2004, respectively. The increased income in the first quarter of 2005 was due to an increase in the average yield and partially offset by a decrease in interest-bearing cash and marketable securities.

Interest Expense

Interest expense was $7,000 and $28,000 in the three months ended March 31, 2005 and 2004, respectively. The decrease was due to a decrease in interest-bearing debt.

Income Taxes

Income tax expense was $92,000 and $0 in the three months ended March 31, 2005 and 2004, respectively. The increase was due to taxable interest income at the Vicuron Italy branch.

Financial Condition

Assets

As of March 31, 2005 and December 31, 2004, we held total assets of $243.3 million and $270.0 million, respectively. The decrease in total assets was primarily due to the decrease in cash and marketable securities which are used to fund our operations combined with a decline in the value of the euro during the first quarter of 2005.

Liabilities

As of March 31, 2005 and December 31, 2004, our total liabilities equaled $32.7 million and $40.4 million, respectively. The decrease in total liabilities was primarily due to the decrease in accounts payable and accrued liabilities associated with several large clinical trials, which have now been completed.

Stockholders’ Equity

As of March 31, 2005 and December 31, 2004, our total stockholders’ equity equaled $210.6 million and $229.6 million, respectively. The decrease in our stockholders’ equity was primarily due to our year-to-date loss of $15.4 million and decline in accumulated other comprehensive income associated with the decline in the value of the euro. These decreases were partially offset by $3.6 million in cash received from the exercise of stock options.

Liquidity and Capital Resources

We have funded our operations principally with the proceeds of $78.5 million from a series of six preferred stock offerings over the period 1995 through 1999, and net proceeds of $52.7 million from our initial public offering received in August 2000. In addition, in April 2002, we completed a private placement of 2.99 million shares of our common stock to selected institutional investors at a purchase price of $15.00 per share, from which we received net proceeds of approximately $41.9 million. In July 2003, we sold 6.0 million shares of our common stock at $13.85 per share in a public offering and received net proceeds of $77.8 million. In addition, in February 2004, we filed a universal shelf registration statement on Form S-3, which allows us to offer up to $200 million of our common stock, preferred stock, warrants and/or debt securities from time to time in one or more public offerings. In October 2004, we sold 5.05 million shares of our common stock at $14.75 per share in a public offering and received net proceeds of $71.5 million.

In addition, we have also received approximately $40.8 million in payments for collaborative research, contract services and milestone payments, as well as license fees from our collaborators, including Sepracor through March 31, 2005, which we have used to fund our operations.

As of March 31, 2005, we had cash, cash equivalents and marketable securities of $135.7 million. Our short-term investments as of such date consisted of U.S. Treasury and government agency obligations and investment grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements. During the period from March 2003 through December 2004, Biosearch Manufacturing S.r.l. received proceeds of 7.5 million euros from a loan facility entered into by Biosearch Manufacturing S.r.l. with Basilicata Region of Italy for the construction of Biosearch Manufacturing S.r.l.’s manufacturing plant in Pisticci. Under the loan agreement, Biosearch Manufacturing S.r.l. has a total loan facility of 7.5 million euro repayable in 10 years. The term loan bears interest at 6 months LIBOR rate plus a 1.65% spread less a 4% interest rate which is charged to the Basilicata Region. The loan matures in 2012. As of March 31,2005, the outstanding loan balance was $9.7 million.

Our operating activities used cash of $19.2 million for the three months ended March 31, 2005. Our cash used by operating activities consisted primarily of cash used to fund our net loss of $15.4 million and payments against accounts payable and accrued liabilities of $7.4 million. These amounts were partially offset by a decrease in prepaid expenses and other current assets of $3.3 million and non-cash depreciation and amortization of $1.3 million.

Our investing activities provided cash of $1.5 million for the three months ended March 31, 2005. Our investing activities consisted primarily of a net decrease in marketable securities of $2.8 million to fund operations. This was partially offset by purchases of equipment of $1.2 million.

Our financing activities provided cash of $3.6 million for the three months ended March 31, 2005. Our financing activities consist of proceeds from the exercise of stock options of $3.6 million.

We expect that our current cash and cash equivalents and marketable securities will be sufficient to fund our operations for the foreseeable future.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (FAS 123R). In summary, FAS 123R requires companies to expense the fair value of employee stock options and similar awards as of the date the Company grants the awards to employees. The expense would be recognized over the vesting period for each option and adjusted for actual forfeitures that occur before vesting. The effective date for this standard is the annual period beginning after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. We are currently assessing each of the three transition methods offered by FAS 123R and believe adoption of FAS 123R will have a material impact on our consolidated financial statements, regardless of the method selected. The Company will adopt FAS 123R on January 1, 2006.

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

In addition, we completed Phase 3 clinical trials with dalbavancin for the treatment of both complicated and uncomplicated skin and soft tissue infections and we completed a Phase 2 clinical trial of dalbavancin for catheter-related bloodstream infections. We filed an NDA for Dalbavancin for complicated skin and soft tissue infections in December 2004 and in February 2005, we received notice from the FDA that our file had been accepted for review and had received priority review.

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

We have incurred net losses since our inception in 1995. As of March 31, 2005 our accumulated deficit was $420.7 million, including the $94.5 million write-off of acquired in-process research and development resulting from our merger with Biosearch.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change as researchers learn more about diseases and develop new technologies for treatment. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology companies and universities, and other research institutions. Specifically:

•

if anidulafungin receives FDA and international marketing approval, it will face competition from commercially available drugs such as amaphotericin B, fluconazole, itraconazole, micafungin and from caspofungin, which was the first to receive

FDA approval of a new class of antifungal agents called echinocandins (which includes anidulafungin). One of our competitors initially obtained approval only for the narrow indication of aspergillosis salvage therapy, but has recently expanded its scope to include other serious fungal infections;

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

The FDA reviewed an NDA for one of our product candidates, anidulafungin, and found that it did not currently support a labeling claim for the initial treatment of esophageal candidiasis. We completed a Phase 3 clinical trial for anidulafungin for invasive candidiasis/candidemia. We expect to use the results of this Phase 3 clinical trial in a new NDA that we plan to file for anidulafungin for the treatment of invasive candidiasis and to partially support an amended NDA for anidulafungin for the treatment of esophageal candidiasis. We also filed an NDA for dalbavancin in December 2005. In addition, we have two other product candidates in clinical trials; ramoplanin, which has completed Phase 2; and VIC-Acne, which has completed Phase 1. We also had anidulafungin in Phase 2/3 for an additional indication and dalbavancin and ramoplanin in Phase 2, each for an additional indication; all of which have concluded and released top-line data. Patient follow-up for these clinical trials has been limited and more trials may be required before we will expect to apply for or obtain regulatory approvals.

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

As of March 31, 2005, we had 24 full-time development employees. We expect to continue to rely on third parties, including our collaborators, clinical research organizations and outside consultants, to assist us in managing and monitoring clinical trials. If these third parties fail to perform satisfactorily under the terms of our agreements with them, clinical trials for our product candidates might be delayed or unsuccessful. Furthermore, the FDA and/or other regulatory agencies of the EU, might inspect some of our clinical investigational sites, our collaborators’ records and our facilities and files to determine if the clinical trials were conducted according to good clinical practices. If the FDA determines that our clinical trials were not in compliance with applicable requirements, we might be required to repeat the clinical trials.

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

We have entered into two collaboration arrangements with third parties to develop product candidates, one of which expired by its terms on March 31, 2005. Additional collaborations might be necessary in order for us to fund our research and development activities and third-party manufacturing arrangements, to seek and obtain regulatory approvals and to successfully commercialize our existing and future product candidates. If we do not maintain our existing collaborative arrangements or do not enter into additional collaborative arrangements, the number of product candidates from which we could receive future revenues would decline. In addition, our dependence on collaborative arrangements with third parties subjects us to a number of risks, including the following:

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

We expect to incur significant research and development, general and administrative and sales and marketing expenses over the next several years. Based on our current plans and assumptions, we estimate that our cash and liquid assets at March 31, 2005 will be sufficient to fund our operating losses for the next 18 months. However, if our plans change and/or our assumptions are inaccurate, we might need to seek and obtain capital sooner than anticipated. Some of our more significant plans and assumptions relate to:

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

Biosearch historically funded a portion of its operations through research grants and loan subsidies awarded by Italian and EU authorities. Under applicable law, any transfer of those grants and subsidies (including transfer by merger) requires written approval. In connection with the merger, and the subsequent contribution of Biosearch’s assets to Vicuron Pharmaceuticals Italy S.r.l., our wholly-owned Italian subsidiary, we applied for permission to transfer Biosearch’s grants and subsidies to our Italian branch and subsidiary. Although the merger and the contribution have been completed, the Italian and EU authorities have not as yet reached an official decision on whether to approve our transfer requests. If the transfers are approved, we intend to apply for further permission to contribute the grants and subsidies to Vicuron Pharmaceuticals Italy S.r.l., our wholly-owned subsidiary in Italy. We face the risk that one or both of the transfers might not be approved, in which case we might be required to repay some or all of the grants and subsidies received by Biosearch prior to the merger, in the aggregate amount of up to approximately $1.7 million as of March 31, 2005, plus accrued interest and applicable damages, and we may forfeit grants and subsidies awarded to Biosearch but not yet disbursed as of March 31, 2005 by the authorized bank in the amount of up to approximately $1.4 million (based on exchange rates then prevailing). Regardless of whether or not we are required to repay those grants, we anticipate that our Italian subsidiary will be eligible to apply for new research grants and subsidies from both the Italian and EU authorities. However, grants and subsidies are awarded at the discretion of those authorities and we face the risk that our Italian subsidiary might not qualify or be approved for any additional grants or subsidies in the future.

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

In addition, the stock market in general, and the NASDAQ National Market, the Nuovo Mercato and the market for biotechnology and pharmaceutical stocks in particular, have experienced significant price and volume fluctuations. Over the 52-week period ending April 18, 2005 the market price of our common stock as reported on the NASDAQ National Market ranged from a high of $24.30 to a low of $8.76 and our average daily trading volume was 553,133 shares. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors might seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities, as occurred with us in May 2004. Any additional securities class action suits against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

Our exposure to market risk is limited to interest rate risk and, to a lesser extent, foreign currency risk. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our financings, and the interest rates which are expected to closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities and limiting the amount invested in any single security. We mitigate market risk by maintaining an average maturity of less than one year for our investments. We mitigate reinvestment risk by investing in securities with varying maturity dates. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have decreased the fair value of our interest sensitive financial instruments at March 31, 2005 and December 31, 2004 by $0.2 million. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our cash and cash equivalents and marketable securities at March 31, 2005 (in thousands):

2005
Cash and cash equivalents	$104,534
Average interest rate	2.24%
Marketable securities	$31,171
Average interest rate	2.49%

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

ITEM 4 . CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including each of our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Consequently, even effective internal controls can only provide reasonable assurances with respect to any disclosure controls and procedures and internal control over financial statement preparation and presentation.

As of March 31, 2005, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act,) and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. These officers have also concluded that there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 15, 2004, six shareholder securities class action complaints were filed against the Company and certain of the Company’s senior officers in the U. S. District Court for the Eastern District of Pennsylvania, collectively the “Federal Class Actions.” Each complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising from the Company’s May 24, 2004 press release announcing the approvable letter from the FDA indicating anidulafungin does not currently support a labeling for initial treatment of esophageal candidiasis. Each plaintiff sought to represent a class of Vicuron securities purchasers from January 6, 2003 through May 24, 2004, (except one complaint, whose putative class period begins March 17, 2003). The complaints sought compensatory damages, interest, attorneys’ fees, and injunctive and equitable relief. The Company is vigorously defending this litigation.

On August 18, 2004, counsel for all parties involved in the Federal Class Actions stipulated to consolidation of the six actions. Under the stipulation, defendants were not required to respond to the six individual complaints. Rather, defendants would respond to an amended, consolidated class action complaint that would be filed by the court-appointed lead plaintiff and lead plaintiff counsel, or the “Amended Complaint.” The District Court approved the stipulation on August 23, 2004.

Three motions were filed with the District Court pursuant to 15 U.S.C. 78u-4(a)(3)(A)(i)(II) proposing a lead plaintiff and lead plaintiff counsel. On October 7, 2004, the Court entered an order appointing a group of institutional investors (Massachusetts State Guaranteed Annuity Fund, Massachusetts State Carpenters Pension Fund, and Greater Pennsylvania Carpenters Pension Fund) as lead plaintiffs, the law firm of Lerach Coughlin Stoia Geller Rudman & Robbins as lead plaintiffs counsel, and the law offices of Marc S. Henzel as liaison counsel.

On November 2, 2004, the District Court held a status conference and thereafter issued an order setting the following schedule:

•	the designated lead plaintiffs must file the Amended Complaint on or before December 6, 2004;

•	defendants must file a responsive pleading within 45 days of service of the Amended Complaint; and

•	in the event defendants’ responsive pleading is a motion to dismiss, plaintiffs’ opposition papers will be due 30 days from the filing of the motion, and any reply papers by defendants will be due 15 days thereafter.

Based on the Court’s order of November 2, 2004, the plaintiffs filed an Amended Complaint on December 6, 2004. The Amended Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, and violations of Section 11 of the Securities Act of 1933, against all of the defendants, including: the Company, three of the Company’s senior officers and seven of the Company’s directors. The Amended Complaint also alleges violations of Section 20(a) of the Securities Exchange Act of 1934 against the three officers. The Amended Complaint alleges a putative class period from January 6, 2003 through May 24, 2004, and seeks compensatory damages, interest, attorneys’ fees, and injunctive and equitable relief.

On January 20, 2005, in response to the plaintiffs’ Amended Complaint, defendants filed a motion to dismiss plaintiffs’ action. Lead plaintiffs filed an opposition on February 22, 2005. Defendants’ reply was filed on March 9, 2005. Defendants’ motion to dismiss stayed all discovery, pending the District Court’s resolution of the motion. Defendants’ motion to dismiss currently is pending.

On July 2, 2004, a shareholder derivative complaint styled Jonathan Meyers vs. George F. Horner, III et al. was filed against certain of the Company’s officers and directors in the Court of Common Pleas of the State of Pennsylvania, Montgomery County (Case no. 04-19595). The complaint purports to allege claims of insider selling, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment. The complaint seeks compensatory damages, disgorgement of profits, imposition of a constructive trust, equitable and injunctive relief, attorneys’ fees and costs. On August 11, 2004, counsel for the parties entered a stipulation to stay all proceedings in the state court derivative action, pending the District Court’s resolution of the motion to dismiss that defendants filed in the Federal Class Actions. Under the stipulation to stay, defendants’ time to respond to the derivative complaint is extended until 60 days after the stay expires. The Court approved the stipulation, and stayed the derivative action, on August 17, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit List, which follows the signature page, are included or incorporated by reference in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICURON PHARMACEUTICALS INC.

Date: May 6, 2005	/S/ GEORGE F. HORNER III
George F. Horner III President and Chief Executive Officer (Principal Executive Officer and Accounting Officer)

Date: May 6, 2005	/S/ DOV A. GOLDSTEIN, M.D.
Dov A. Goldstein, M.D.
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2005 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of July 30, 2002 by and between Versicor Inc. and Biosearch Italia, S.p.A. (5)

2.2	First Amendment to Agreement and Plan of Merger entered into on August 14, 2002, by and between Versicor Inc. and Biosearch Italia S.p.A.(2)

2.3	Second Amendment to Agreement and Plan of Merger entered into on October 29, 2002, by and between Versicor Inc. and Biosearch Italia S.p.A.(2)

3.1	Fourth Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment and Restatement of the Certificate of Designations of Versicor Inc. (6)

3.3	Certificate of Merger relating to the merger of Biosearch Italia S.p.A. with and into Versicor Inc.(3)

3.4	Certificate of Ownership and Merger Merging Vicuron Pharmaceuticals Inc. into Versicor Inc. (7)

3.5	Amended and Restated Bylaws, as currently in effect(3)

4.1	Form of Common Stock Certificate(1)

4.2	Warrant for the Purchase of Shares of Common Stock dated as of March 10, 1997 by and between Genome Therapeutics, Inc. and Versicor Inc.(1)

4.3	Form of Warrant for the Purchase of Shares of Series C Preferred Stock dated as of December 9, 1997(1)

4.4	Form of Warrant for the Purchase of Shares of Series F Preferred Stock dated as of June 25, 1999(1)

4.5	Second Amended and Restated Investors’ Rights Agreement(1)

4.6	Shareholder Rights Agreement by and between Versicor Inc. and American Stock Transfer & Trust Company, as Rights Agent, dated June 28, 2001 (6)

4.7	First Amendment to Shareholder Rights Agreement, dated as of July 30, 2002, by and between Versicor Inc. and American Stock Transfer & Trust Company, as Rights Agent (5)

4.8	Registration Rights Agreement dated as of April 8, 2002, by and among Versicor Inc. and the Purchasers listed on Schedule A attached thereto (8)

4.9	Form of Deposit Agreement and Depositary Receipt(4)

4.10	Form of Senior Debt Indenture(4)

4.11	Form of Subordinated Debt Indenture(4)

4.12	Form of Common Stock Warrant Agreement and Warrant Certificate(4)

4.13	Form of Preferred Stock Warrant Agreement and Warrant Certificate(4)

4.14	Form of Depository Share Warrant Agreement and Warrant Certificate(4)

4.15	Form of Debt Securities Warrant Agreement and Warrant Certificate(4)

31.1	Certification of George F. Horner III under Section 302 of the Sarbanes-Oxley Act of 2002 (11)

31.2	Certification of Dov A. Goldstein, M.D. under Section 302 of the Sarbanes-Oxley Act of 2002 (11)

32.1	Certification of George F. Horner III under Section 906 of the Sarbanes-Oxley Act of 2002 (11)

32.1	Certification of Dov A. Goldstein, M.D. under Section 906 of the Sarbanes-Oxley Act of 2002 (11)

(1)	Filed as an exhibit to our Registration Statement on Form S-1 (No. 333-33022) as amended, effective August 2, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-4 (File No. 333-98935) as amended, effective November 5, 2002, and incorporated herein by reference.
(3)	Filed as an exhibit to our Annual Report on Form 10-K, which was filed with the SEC on March 3, 2003, and incorporated herein by reference.
(4)	Filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-112847), which was filed with the SEC on February 13, 2004, and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K, which was filed with the SEC on July 31, 2002 and is incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K, which was filed with the SEC on July 11, 2001 and incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K, which was filed with the SEC on March 26, 2003 and incorporated herein by reference.
(8)	Filed as an exhibit to our Current Report on Form 8-K, which was filed with the SEC on April 10, 2002 and incorporated herein by reference.
(9)	Filed as an exhibit to our Schedule 13D, which was filed with the SEC on August 9, 2002 and incorporated herein by reference.
(10)	Filed as an exhibit to our Schedule 13D/A, which was filed with the SEC on October 4, 2004 and incorporated herein by reference.
(11)	Filed herewith.