Form 10-Q
period 2005-06-30
VICURON PHARMACEUTICALS INC
filed 2005-08-05
CIK 1052547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

On July 14, 2005, there were 61,172,779 shares outstanding of the registrant’s common stock.

VICURON PHARMACEUTICALS INC.

Quarterly Report on Form 10-Q

For the Six Months Ended June 30, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VICURON PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited) June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$93,681	$121,144
Marketable securities	21,612	34,127
Accounts receivable, net	6,536	6,232
Prepaid expenses and other current assets	2,980	8,310

Total current assets	124,809	169,813
Property and equipment, net	52,224	58,668
Intangible assets, net	19,770	24,230
Long-term receivables	12,087	12,222
Long-term marketable securities—restricted	2,775	3,256
Other assets	2,709	1,837

Total assets	$214,374	$270,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,189	$12,473
Accrued liabilities	7,351	9,747
Current portion of long-term debt	1,120	1,225
Deferred revenue	215	550

Total current liabilities	13,875	23,995
Long-term debt, less current portion	8,404	10,066
Deferred revenue, less current portion	1,750	1,750
Other long-term liabilities	5,030	4,624

Total liabilities	29,059	40,435

Stockholders’ equity:
Common stock	61	60
Additional paid-in capital	608,113	602,011
Deferred stock compensation	(171)	(179)
Accumulated other comprehensive income	16,798	32,945
Accumulated deficit	(439,486)	(405,246)

Total stockholders’ equity	185,315	229,591

Total liabilities and stockholders’ equity	$214,374	$270,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICURON PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
Collaborative research and development, contract services and government grants	$921	$1,778	$2,548	$3,570
License fees and milestones	198	139	341	275

Total revenues	1,119	1,917	2,889	3,845

Operating expenses:
Research and development	12,870	19,355	26,150	41,390
General and administrative	7,735	7,192	12,393	11,263

Total operating expenses	20,605	26,547	38,543	52,653

Loss from operations	(19,486)	(24,630)	(35,654)	(48,808)

Other income (expense):
Interest income	731	545	1,582	1,231
Interest expense	(5)	(25)	(12)	(53)

Net loss before income tax expense	(18,760)	(24,110)	(34,084)	(47,630)

Income tax expense	64	—	156	—

Net loss	(18,824)	(24,110)	(34,240)	(47,630)

Net loss per share:
Basic and diluted	$(0.31)	$(0.44)	$(0.56)	$(0.88)

Weighted average shares	61,108	54,616	60,841	54,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

VICURON PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(34,240)	$(47,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,515	2,801
Non-cash stock compensation expense	458	146
Amortization of bond discounts and premiums	(32)	578
Deferred tax expense	156	—
Changes in operating assets and liabilities:
Accounts receivable	(946)	421
Prepaid expenses and other current assets	4,946	277
Long-term receivables	(1,271)	(1,277)
Other assets	133	—
Accounts payable	(6,582)	945
Accrued liabilities	(2,424)	2,943
Deferred revenue	(280)	(270)
Other long-term liabilities	(87)	(653)

Net cash used in operating activities	(37,654)	(41,719)

Cash flows from investing activities:
Purchases of marketable securities	(17,382)	(14,048)
Sales/maturities of marketable securities	29,848	30,083
Additions to property and equipment	(1,565)	(8,353)
Disposals of property and equipment	5	—

Net cash provided by investing activities	10,906	7,682

Cash flows from financing activities:
Proceeds from issuance of common stock, net	5,653	6,155
Proceeds from long-term debt	—	—
Repayments of long-term debt	(574)	(1,216)

Net cash provided by financing activities	5,079	4,939

Effect of exchange rate changes on cash and cash equivalents	(5,794)	(2,827)

Net change in cash and cash equivalents	(27,643)	(31,925)

Cash and cash equivalents at beginning of period	121,144	113,361

Cash and cash equivalents at end of period	$93,681	$81,436

Supplemental cash flow information:
Cash paid during the period for interest	$12	$52

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying interim financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial statements, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the interim periods ended June 30, 2005.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year or any other interim period. These condensed consolidated interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, which are included in Vicuron Pharmaceuticals Inc.’s, or the Company’s, Annual Report on Form 10-K for the year ended December 31, 2004.

On June 15, 2005, we, Pfizer Inc. and a subsidiary of Pfizer (Merger Sub) entered into a definitive merger agreement pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into us and we will become a wholly-owned subsidiary of Pfizer. Under the terms of the merger agreement, upon consummation of the merger, holders of our common stock issued and outstanding immediately prior to the consummation of the merger (other than holders who exercise appraisal rights under Delaware law) will receive $29.10 per share in cash. In addition, each option to acquire our common stock outstanding immediately prior to the consummation of the merger will, upon consummation of the merger, be converted into the right to receive an amount in cash equal to the excess of $29.10 minus the exercise price of the option. Consummation of the merger is subject to the satisfaction of closing conditions, including the approval of our stockholders and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We cannot assure you that the merger will be approved by the Federal Trade Commission, that the other conditions to the merger will be satisfied or that the merger will close in the expected time frame or at all.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)
	(in thousands, except per share data)
Net Loss, as reported	$(18,824)	$(24,110)	$(34,240)	$(47,630)
Add: stock-based employee compensation expense included in net loss	—	18	—	69
Less: total stock-based employee compensation, determined under fair value based method for all awards	(967)	(3,497)	(984)	(5,497)

Net loss pro forma	$(19,791)	$(27,589)	$(35,224)	$(53,058)

Basic and diluted net loss per share: As reported	$(0.31)	$(0.44)	$(0.56)	$(0.88)

Pro forma	$(0.32)	$(0.51)	$(0.58)	$(0.98)

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

	June 30,
	2005	2004
Shares issuable upon exercise of stock options	7,332	8,508
Shares issuable upon exercise of warrants	39	112

	7,371	8,620

3. Comprehensive Loss

For the three month and six month periods ended June 30, 2005 and 2004, the components of total comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
	(unaudited)
Net loss (as reported)	$(18,824)	$(24,110)	$(34,240)	$(47,630)
Foreign currency translation adjustment	(9,170)	(1,464)	(16,208)	(5,358)
Unrealized gain/(loss) on investments	128	(107)	61	(133)

Other comprehensive loss	(9,042)	(1,571)	(16,147)	(5,491)

Pro forma	$(27,866)	$(25,681)	$(50,387)	$(53,121)

4. Restructuring Charge

On May 25, 2004, the Company received an approvable letter from the U.S. Food and Drug Administration, or FDA, indicating that our NDA submission for anidulafungin does not currently support a labeling claim for the initial treatment of esophageal candidiasis. Based on the approvable letter and discussions with the FDA, the Company has pursued two paths for approval of anidulafungin, as follows:

•	amended its existing NDA in May 2005 for the potential treatment of esophageal candidiasis; and

•	will submit an additional NDA for the potential treatment of invasive candidiasis/candidemia.

The Company reduced its expenses in light of this delay. From May 31, 2004 to July 2, 2004, the Company reduced its workforce in the United States. The severance charge was $864,000, of which $778,000 was paid in 2004 and $86,000, which was paid in January 2005. The Company also reduced its Italian workforce in September 2004. The related severance charge was $1.8 million, of which $1.1 million was paid in 2004 and $0.7 million was paid in January 2005. The severance charge was included in research and development and general and administrative expense in the consolidated statements of operations for the year ended December 31, 2004.

5. Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs—an amendment of ARB 43, chapter 4 (FAS 151). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires that such costs be recognized as a current-period expense. FAS 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after July 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition or results of operations.

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

In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. This FSP provides guidance on the application of Statement 109 to the provisions within the American Jobs Creation Act of 2005 (the Act), which provides tax relief to U.S. domestic manufacturers. The FSP states that a manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The FSP also reminds preparers that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when the enterprise is subjected to graduated tax rates, and (b) assessing whether a valuation allowance is necessary as required by Statement 109. This statement is effective immediately. The Company has adopted this statement and it did not have a material impact on the Company’s financial position or results of operations.

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

The Company’s revenue for the six month periods ended June 30, 2005 consisted primarily of collaborative research and development fees from Pfizer and Novartis of $1.9 million and $0.6 million, respectively.

The table below presents geographic information about reported segments for the six months ended June 30, 2005:

	(in thousands) (unaudited)
	United States	Italy	Consolidated
Net revenue	$2,538	$351	$2,889
Long lived assets	$3,488	$86,077	$89,565

7. Legal Proceedings

Between June 15, 2004 and July 19, 2004 six shareholder securities class action complaints were filed against the Company and certain of the Company’s senior officers in the U. S. District Court for the Eastern District of Pennsylvania, collectively the “Federal Class Actions.” Each complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising from the Company’s May 24, 2004 press release announcing the approvable letter from the FDA indicating anidulafungin does not currently support a labeling for initial treatment of esophageal candidiasis. Each plaintiff sought to represent a class of Vicuron securities purchasers from January 6, 2003 through May 24, 2004, (except one complaint, whose putative class period begins March 17, 2003). The complaints sought compensatory damages, interest, attorneys’ fees, and injunctive and equitable relief. The Company is vigorously defending this litigation.

On August 23, 2004, the Court issued an order consolidating the six actions. On October 7, 2004, the Court entered an order appointing a group of institutional investors (Massachusetts State Guaranteed Annuity Fund, Massachusetts State Carpenters Pension Fund, and Greater Pennsylvania Carpenters Pension Fund) as lead plaintiffs, the law firm of Lerach Coughlin Stoia Geller Rudman & Robbins as lead plaintiffs counsel, and the law offices of Marc S. Henzel as liaison counsel.

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

On January 20, 2005, in response to the plaintiffs’ Amended Complaint, defendants filed a motion to dismiss plaintiffs’ action. On July 1, 2005, the Court issued an order denying the defendants’ motion to dismiss.

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

On June 15, 2005, we, Pfizer Inc. and a subsidiary of Pfizer (Merger Sub) entered into a definitive merger agreement pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into us and we will become a wholly-owned subsidiary of Pfizer. Under the terms of the merger agreement, upon consummation of the merger, holders of our common stock issued and outstanding immediately prior to the consummation of the merger (other than holders who exercise appraisal rights under Delaware law) will receive $29.10 per share in cash. In addition, each option to acquire our common stock outstanding immediately prior to the consummation of the merger will, upon consummation of the merger, be converted into the right to receive an amount in cash equal to the excess of $29.10 minus the exercise price of the option.

Since we began our operations in 1995, we have not generated any revenues from product sales. In early 2003, we completed a Phase 3 clinical trial with anidulafungin, our lead antifungal product candidate, for the treatment of esophageal candidiasis. Based in part on the results of that trial, in April 2003 we filed a New Drug Application or NDA for anidulafungin for the treatment of esophageal candidiasis, which was accepted for review by the U.S. Food and Drug Administration, or FDA, in June 2003. In January 2004, we received notification from the FDA that the agency would complete its review of our anidulafungin NDA in May 2004, which represented a 90-day extension of the original action date. The extension was the result of the FDA’s request for additional bioanalytical data. In May 2004, we received an approvable letter from the FDA. Based on the approvable letter and discussions with the FDA, the Company pursued two paths for approval of anidulafungin, as follows:

•	amended our existing NDA in May 2005 for the treatment of esophageal candidiasis; and

•	will submit an additional NDA for the treatment of invasive candidiasis/candidemia.

On May 27, 2005 we filed an amendment to our existing anidulafungin NDA with the FDA for the treatment of esophageal candidiasis. The amendment provides supplemental clinical data including data on the 100 mg dose of anidulafungin from the previously announced Phase 3 trial demonstrating the superiority of anidulafungin versus fluconazole in invasive candidiasis/candidemia. This amendment was subsequently accepted by the FDA as a complete class two response, so the current Prescription Drug User Fee Act date is November 27, 2005.

In December 2003, we also announced the filing of our marketing authorization application for anidulafungin for the treatment of esophageal candidiasis with the European Agency for the Evaluation of Medicinal Products, which will be reviewed under the European Community centralized licensing procedure, which is the procedure used to determine the scope of marketing authorization for human therapeutic products in all member states of the European Union. A 90 day extension for submitting responses to the EMEA was requested by us and granted by the EMEA. In the first quarter, we requested the withdrawal of the anidulafungin MAA for esophageal candidiasis from the EMEA. We intend to submit a new MAA for anidulafungin in invasive candidiasis.

In December 2004, we submitted an NDA for dalbavancin, a novel antibiotic for the treatment of complicated skin and soft tissue infections (cSSTIs). Dalbavancin is a unique, once weekly IV lipoglycopeptide for the treatment of cSSTIs caused by Gram-positive bacteria, including methicillin-resistant Staphylococus aureus (MRSA’s). Dalbavancin is a second-generation lipoglycopeptide antibiotic belonging to the same class as vancomycin, the most widely-used injectable antibiotic for Staphylococcal infections. In February 2005, we received notice from the FDA that our file would receive priority review. In May 2005, we received notification from the FDA that the agency expects to complete the priority review of the dalbavancin NDA on or before September 21, 2005, which is a three-month extension from the original Prescription Drug User Fee Act action date of June 21, 2005.

The extension is a result of the agency classifying recent responses to questions in the chemistry, manufacturing and controls (CMC) section of the NDA as a major amendment to the NDA. The agency has reset the action date to give itself additional time to review this information.

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

Since our inception, we have incurred significant losses. As of June 30, 2005, we had an accumulated deficit of $439.5 million. We anticipate incurring additional losses, which may increase for the foreseeable future, including at least through December 31, 2006.

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

Major Research and Development Projects

Our ongoing clinical trials of anidulafungin and dalbavancin are our two most significant research and development projects, generating 24% and 20%, respectively, of our total research and development expenses since our inception.

Anidulafungin

Anidulafungin is our lead antifungal product candidate. We in-licensed anidulafungin from Eli Lilly pursuant to an agreement dated as of May 1999, which is described below. In April 2003, we submitted an NDA for anidulafungin for the treatment of esophageal candidiasis with the FDA. In May 2004, we received an approvable letter from the FDA for anidulafungin. Based on the approvable letter and our discussions with the FDA, we pursued two paths for approval of anidulafungin, as follows:

•	amended our existing NDA in May 2005 for the treatment of esophageal candidiasis; and

•	will submit an additional NDA for the potential treatment of invasive candidiasis/candidemia.

We kept open the initial NDA for anidulafungin for the treatment of esophageal candidiasis that we filed in April 2003. We filed an amendment to that NDA in May 2005, which provided supplemental efficacy and safety data largely at the 100 mg dose, including data from our completed invasive candidiasis/candidemia Phase 3 clinical trial. This amendment was subsequently accepted by the FDA as a complete class two response, so the current PDUFA date is November 27, 2005.

We intend to file a new NDA for anidulafungin for the treatment of invasive candidiasis/candidemia with additional efficacy and integrated safety data, including data from our completed Phase 3 clinical trial, the headline results of which were released in February 2005.

As of June 30, 2005, anidulafungin has been evaluated in a:

•	Phase 3 clinical trial for the treatment of esophageal candidiasis, patient enrollment completed, top-line data released and data published;

•	Phase 3 clinical trial for the treatment of invasive candidiasis/candidemia, patient enrollment completed and top-line data released; and

•	Phase 2/3 clinical trial for the treatment of aspergillosis, patient enrollment completed and top-line data released.

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

Research and development expense allocated to our anidulafungin project, expressed as a percentage of total research and development expense for the period, was:

•	11% for the six months ended June 30, 2005 compared to 11% for the six months ended June 30, 2004; and

•	24% in the aggregate from our inception through June 30, 2005.

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

Dalbavancin

Dalbavancin is our lead antibiotic product candidate. We filed an NDA for dalbavancin for the treatment of complicated skin and skin structure infections with the FDA in December 2004. In February 2005, we received the acceptance to file notification from the FDA and were granted priority review status by the FDA for the NDA. In May 2005, we received notification from the FDA that the agency expects to complete the priority review of the dalbavancin NDA on or before September 21, 2005, which is a three-month extension from the original Prescription Drug User Fee Act action date of June 21, 2005. The extension is a result of the agency classifying recent responses to questions in the chemistry, manufacturing and controls section of the NDA as a major amendment to the NDA. The agency has reset the action date to give itself additional time to review this information.

As of June 30, 2005 dalbavancin has been evaluated in:

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

Research and development expense allocated to our dalbavancin project, expressed as a percentage of total research and development expense for the period, was:

•	6% for the six months ended June 30, 2005 compared to 31% for the six months ended June 30, 2004; and

•	20% in the aggregate from our inception through June 30, 2005.

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

Development Administration

Research and development expense comprising development administration overhead costs, expressed as a percentage of total research and development expense for the period, was:

•	18% for the six months ended June 30, 2005, compared to 10% for the six months ended June 30, 2004; and

•	10% in the aggregate from our inception through June 30, 2005.

We do not allocate our development administration costs among our various projects because our development administration group is managed as a separate cost center and its expenditures are not always project specific.

Other research and development projects

The remaining 46% of our total research and development expenses from our inception through June 30, 2005 were generated by various pre-clinical studies and drug discovery programs, including our collaborations with Pfizer and Novartis described below.

Oxazolidinones collaboration with Pfizer.

In March 1999, we entered into a collaboration agreement with Pharmacia Corporation, now Pfizer, pursuant to which we are collaborating to discover, synthesize and develop second and third generation oxazolidinone product candidates. In connection with the collaboration, Pfizer made an equity investment in us of $3.8 million and paid us research support and license fee payments. Under the terms of the agreement and in consideration of our research obligations, we are entitled to receive funding from Pfizer to support certain of our full-time researchers. If specified milestones are achieved, Pfizer is obligated to pay us additional payments of up to $14.0 million for each compound, a portion of which may be credited against future royalty payments to which we are entitled on the worldwide sales of any drug developed and commercialized from the collaboration. In October 2000, Pfizer increased its funding for this collaboration by 30%, and in June 2001, we received a milestone payment for the initiation of clinical development of one of the compounds. In July 2002, we amended our arrangement with Pfizer by extending the collaboration for an additional three years through March 2005. In March 2005, we announced that the collaboration had been extended until March 2006. Through June 30, 2005, Pfizer has made aggregate payments to us under this collaboration agreement (excluding equity investments) of $21.2 million.

Research and development expense allocated to our collaboration with Pfizer, expressed as a percentage of total research and development expense for the period, was:

•	6% for the six months ended June 30, 2005, compared to 4% for the six months ended June 30, 2004; and

•	10% in the aggregate from January 1, 1999 through June 30, 2005.

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

In March 1999, we entered into a collaboration agreement with Novartis Pharma AG pursuant to which we are collaborating to discover and develop novel deformylase inhibitors. In connection with the collaboration, Novartis made an initial equity investment in us of $3.0 million. We have also received a number of milestone payments from Novartis and are entitled to receive additional payments of up to $13.0 million for our compounds or up to $7.25 million for Novartis compounds upon the achievement of specified milestones. Novartis may deduct a portion of these milestone payments from the royalties it will be obligated to pay us on the worldwide sales of any drug developed and commercialized from this collaboration. In February 2003, we amended the original agreement in order to extend the research term through March 31, 2005. In September 2003, we announced achievement of a late-stage pre-clinical milestone for which we received a milestone payment from Novartis, and in December 2003 we announced that we received an additional milestone payment from Novartis as a result of entering into Phase 1 work on our research collaboration with Novartis. Through March 31, 2005, Novartis has made aggregate payments to us under this agreement (excluding equity investments) of $19.6 million. The Company received its final collaboration payment of $0.7 million in the first quarter of 2005, which was recognized as revenue. In March 2005, the Company announced that Novartis has opted to suspend the Phase 1 compound and will advance a second compound. The Company received a milestone for the designation of this second compound as a late stage preclinical compound. This milestone was recognized as revenue in 2004 and received in 2005. The Company terminated research associated with this collaboration on March 31, 2005 and is no longer incurring expenses with respect to this collaboration. Novartis continues preclinical development of deformylase inhibitors from the collaboration.

Research and development expense allocated to our collaboration with Novartis, expressed as a percentage of total research and development expense for the period, was:

•	4% for the six months ended June 30, 2005, compared to 3% for the six months ended June 30, 2004; and

•	8% in the aggregate from January 1, 1999 through June 30, 2005.

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

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues

Revenues were $1.1 million and $1.9 million in the three months ended June 30, 2005 and 2004, respectively. Revenues in the second quarter of 2005 consisted of $0.9 million of collaborative research and development fees from Pfizer and $0.2 million of collaborative research and development and grant revenue from our research operations in Italy. Revenues in the second quarter of 2004 consisted of $1.6 million of collaborative research and development fees from Pfizer and Novartis and $0.3 million of collaborative research and development and grant revenues from our research operations in Italy. The decrease in revenue was primarily due to the suspension of the Novartis collaboration in March 2005.

Research and Development Expenses

Research and development expenses were $12.9 million and $19.4 million in the three months ended June 30, 2005 and 2004, respectively. The decrease in these expenditures was due to the completion of clinical trials associated with dalbavancin and anidulafungin combined with a reduction in expenses at our two research facilities. These decreases were partially offset by increases in costs associated with our nearly completed manufacturing facility in Italy.

General and Administrative Expenses

General and administrative expenses were $7.7 million and $7.2 million in the three months ended June 30, 2005 and 2004, respectively. The majority of this increase in expenses in the quarter was due to a $1.5 million increase in legal fees of which $1.5 million was due to merger related activity. This increase was partially offset by a decrease in expenses related to our sales department and our European operations. The decrease in our sales department was due to the ramp up in 2004 of our sales infrastructure in the second quarter of 2004.

Interest Income

Interest income was $731,000 and $545,000 in the three months ended June 30, 2005 and 2004, respectively. The increased income in the second quarter of 2005 was due to an increase in the average yield and partially offset by a decrease in interest-bearing cash and marketable securities.

Interest Expense

Interest expense was $5,000 and $25,000 in the three months ended June 30, 2005 and 2004, respectively. The decrease was due to a decrease in interest-bearing debt.

Income Taxes

Income tax expense was $64,000 and $0 in the three months ended June 30, 2005 and 2004, respectively. The increase was due to taxable interest income at the Vicuron Italy branch.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues

Revenues were $2.9 million and $3.8 million in the six months ended June 30, 2005 and 2004, respectively. Revenues in 2005 consisted of $2.6 million of collaborative research and development fees from Pfizer and Novartis and $0.3 million of collaborative research and development and grant revenue from our research operations in Italy. Revenues in 2004 consisted of $3.1 million of collaborative research and development fees from Pfizer and Novartis and $0.7 million of collaborative research and grant revenue from our research operations in Italy. The decrease in revenue was primarily due to the suspension of the Novartis collaboration in March 2005.

Research and Development Fees

Research and development expenses were $26.2 million and $41.4 million in the six months ended June 30, 2005 and 2004 respectively. The decrease in these expenditures was due to the completion of clinical trials associated with dalbavancin and anidulafungin combined with a reduction in expenses at our two research facilities. These decreases were partially offset by costs associated with our recently completed manufacturing facility in Italy and a $0.9 million severance payment to our former Chief Medical Officer.

General and Administrative Expenses

General and administrative expenses were $12.4 million and $11.3 million in the six months ended June 30, 2005 and 2004 respectively. The increase in expenses in 2005 results from $1.5 million in legal fees associated with the merger with Pfizer. This increase was partially offset by decreases in expenses related to our Italian operations and the development of a sales force in 2004.

Interest Income

Interest income was $1.6 million and $1.2 million in the six months ended June 30, 2005 and 2004, respectively. The increased interest income in 2005 was due to an increase in the average yield. This increase was partially offset by a decrease in interest-bearing cash and marketable securities.

Interest Expense

Interest expense was $12,000 and $53,000 in the six months ended June 30, 2005 and 2004, respectively. The decrease was due to a decrease in interest bearing-debt.

Income Taxes

Income tax expense was $156,000 and $0 in the six months ended June 30, 2005 and 2004, respectively. The increase was due to taxable income at the Vicuron Italy branch.

Financial Condition

Assets

As of June 30, 2005 and December 31, 2004, we held total assets of $214.4 million and $270.0 million, respectively. The decrease in total assets was primarily due to the decrease in cash and marketable securities which are used to fund our operations combined with a decline in the value of the euro during 2005.

Liabilities

As of June 30, 2005 and December 31, 2004, our total liabilities equaled $29.1million and $40.4 million, respectively. The decrease in total liabilities was primarily due to the decrease in accounts payable and accrued liabilities associated with several large clinical trials, which have now been completed.

Stockholders’ Equity

As of June 30, 2005 and December 31, 2004, our total stockholders’ equity equaled $185.3 million and $229.6 million, respectively. The decrease in our stockholders’ equity was primarily due to our year-to-date loss of $34.2 million and decline in accumulated other comprehensive income associated with the decline in the value of the euro. These decreases were partially offset by $5.7 million in cash received from the exercise of stock options.

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

In addition, we have also received approximately $40.8 million in payments for collaborative research, contract services and milestone payments, as well as license fees from our collaborators, including Sepracor through June 30, 2005, which we have used to fund our operations.

As of June 30, 2005, we had cash, cash equivalents and marketable securities of $115.3 million. Our short-term investments as of such date consisted of U.S. Treasury and government agency obligations and investment grade corporate obligations. Historically, we have funded our capital equipment purchases through available cash, capital leases and equipment financing line of credit agreements. During the period from March 2003 through December 2004, Biosearch Manufacturing S.r.l. received proceeds of 7.5 million euros from a loan facility entered into by Biosearch Manufacturing S.r.l. with Basilicata Region of Italy for the construction of Biosearch Manufacturing S.r.l.’s manufacturing plant in Pisticci. Under the loan agreement, Biosearch Manufacturing S.r.l. has a total loan facility of 7.5 million euro repayable in 10 years. The term loan bears interest at 6 months LIBOR rate plus a 1.65% spread less a 4% interest rate which is charged to the Basilicata Region. The loan matures in 2012. As of June 30, 2005, the outstanding loan balance was $8.6 million.

Our operating activities used cash of $37.7 million for the six months ended June 30, 2005. Our cash used by operating activities consisted primarily of cash used to fund our net loss of $34.2 million and payments against accounts payable and accrued liabilities of $9.0 million. These amounts were partially offset by a decrease in prepaid expenses and other current assets of $4.9 million and non-cash depreciation and amortization of $2.5 million.

Our investing activities provided cash of $10.9 million for the six months ended June 30, 2005. Our investing activities consisted primarily of a net decrease in marketable securities of $12.5 million to fund operations. This was partially offset by purchases of equipment of $1.6 million.

Our financing activities provided cash of $5.1 million for the six months ended June 30, 2005. Our financing activities consist primarily of proceeds from the exercise of stock options of $5.7 million.

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

In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” This FSP provides guidance on the application of Statement 109 to the provisions within the American Jobs Creation Act of 2005 (the Act), which provides tax relief to U.S. domestic manufacturers. The FSP states that a manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. The FSP also reminds preparers that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when the enterprise is subjected to graduated tax rates, and (b) assessing whether a valuation allowance is necessary as required by Statement 109. This statement is effective immediately.

The Company has adopted this statement and it did not have a material impact on the Company’s financial position or results of operations.

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

In order to become profitable, we anticipate that we will need to obtain FDA marketing approval for anidulafungin and dalbavancin and then commercialize them successfully. In April 2003, we filed an NDA with the FDA seeking approval to market anidulafungin for the treatment of esophageal candidiasis, which was accepted for review by the FDA in June 2003. In May 2004, we received an approvable letter from the FDA indicating that the NDA submission for anidulafungin did not currently support a labeling claim for the initial treatment of esophageal candidiasis. Based on the approvable letter and discussions with the FDA, we pursued two paths for approval of anidulafungin, as follows:

•	amended our existing NDA in May 2005 for the potential treatment of esophageal candidiasis; and

•	submitting an additional NDA for the potential treatment of invasive candidiasis/candidemia.

On May 27, 2005 we filed an amendment to our existing anidulafungin NDA with the U.S. Food and Drug Administration for the treatment of esophageal candidiasis. The amendment provides supplemental clinical data including data on the 100 mg dose of anidulafungin from the previously announced Phase 3 trial demonstrating superiority of anidulafungin versus fluconazole in invasive candidiasis/candidemia. This amendment was subsequently accepted by the FDA as a complete class two response, so the current PDUFA date is November 27, 2005.

In addition, we completed Phase 3 clinical trials with dalbavancin for the treatment of both complicated and uncomplicated skin and soft tissue infections and we completed a Phase 2 clinical trial of dalbavancin for catheter-related bloodstream infections. We filed an NDA for Dalbavancin for complicated skin and soft tissue infections in December 2004 and in February 2005, we received notice from the FDA that our file had been accepted for review and had received priority review. In May 2005 we received notification from the FDA that the agency expects to complete the priority review of the dalbavancin NDA on or before September 21, 2005, which is a three-month extension from the original Prescription Drug User Fee Act action date of June 21, 2005. The extension is a result of the agency classifying recent responses to questions in the chemistry, manufacturing and controls section of the NDA as a major amendment to the NDA. The agency has reset the action date to give itself additional time to review this information.

Factors that could negatively affect or delay our receipt of FDA approval of one or both of these drugs include:

•	a refusal by the FDA to approve our NDAs for these drugs or a request for additional information or data.

•	delays in clinical trials for anidulafungin and dalbavancin; and

•	negative or inconclusive results of our clinical trials of anidulafungin and dalbavancin.

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

We have incurred net losses since our inception in 1995. As of June 30, 2005 our accumulated deficit was $439.5 million, including the $94.5 million write-off of acquired in-process research and development resulting from our merger with Biosearch.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change as researchers learn more about diseases and develop new technologies for treatment. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology companies and universities, and other research institutions. Specifically:

•	if anidulafungin receives FDA and international marketing approval, it will face competition from commercially available drugs such as amaphotericin B, fluconazole, itraconazole, micafungin and from caspofungin, which was the first to receive FDA approval of a new class of antifungal agents called echinocandins (which includes anidulafungin). One of our competitors initially obtained approval only for the narrow indication of aspergillosis salvage therapy, but has recently expanded its scope to include other serious fungal infections;

•	if dalbavancin receives FDA and international marketing approval, it will face competition from commercially available drugs such as generic vancomycin, generic cefazolin, teicoplanin, trimethaprin/sulfamethoxazole, linezolid, quinupristin/dalfopristin and daptomycin; and

•	if ramoplanin receives FDA and international marketing approval, it will face competition from commercially available drugs such as metronidazole and oral vancomycin.

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

The FDA reviewed an NDA for one of our product candidates, anidulafungin, and found that it did not currently support a labeling claim for the initial treatment of esophageal candidiasis. We completed a Phase 3 clinical trial for anidulafungin for invasive candidiasis/candidemia. We expect to use the results of this Phase 3 clinical trial in a new NDA that we plan to file for anidulafungin for the treatment of invasive candidiasis and to partially support an amended NDA for anidulafungin for the treatment of esophageal candidiasis. We also filed an NDA for dalbavancin in December 2004. In addition, we have two other product candidates in clinical trials; ramoplanin, which has completed Phase 2; and VIC-Acne, which has completed Phase 1. We also had anidulafungin in Phase 2/3 for an additional indication and dalbavancin and ramoplanin in Phase 2, each for an additional indication; all of which have concluded and released top-line data. Patient follow-up for these clinical trials has been limited and more trials may be required before we will expect to apply for or obtain regulatory approvals.

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

As of June 30, 2005, we had 22 full-time development employees. We expect to continue to rely on third parties, including our collaborators, clinical research organizations and outside consultants, to assist us in managing and monitoring clinical trials. If these third parties fail to perform satisfactorily under the terms of our agreements with them, clinical trials for our product candidates might be delayed or unsuccessful. Furthermore, the FDA and/or other regulatory agencies of the EU, might inspect some of our clinical investigational sites, our collaborators’ records and our facilities and files to determine if the clinical trials were conducted according to good clinical practices. If the FDA determines that our clinical trials were not in compliance with applicable requirements, we might be required to repeat the clinical trials.

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

We expect to incur significant research and development, general and administrative and sales and marketing expenses over the next several years. Based on our current plans and assumptions, we estimate that our cash and liquid assets at June 30, 2005 will be sufficient to fund our operating losses for the next 18 months. However, if our plans change and/or our assumptions are inaccurate, we might need to seek and obtain capital sooner than anticipated. Some of our more significant plans and assumptions relate to:

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

Biosearch historically funded a portion of its operations through research grants and loan subsidies awarded by Italian and EU authorities. Under applicable law, any transfer of those grants and subsidies (including transfer by merger) requires written approval. In connection with the merger, and the subsequent contribution of Biosearch’s assets to Vicuron Pharmaceuticals Italy S.r.l., our wholly-owned Italian subsidiary, we applied for permission to transfer Biosearch’s grants and subsidies to our Italian branch and subsidiary. Although the merger and the contribution have been completed, the Italian and EU authorities have not as yet reached an official decision on whether to approve our transfer requests. If the transfers are approved, we intend to apply for further permission to contribute the grants and subsidies to Vicuron Pharmaceuticals Italy S.r.l., our wholly-owned subsidiary in Italy. We face the risk that one or both of the transfers might not be approved, in which case we might be required to repay some or all of the grants and subsidies received by Biosearch prior to the merger, in the aggregate amount of up to approximately $1.6 million as of June 30, 2005, plus accrued interest and applicable damages, and we may forfeit grants and subsidies awarded to Biosearch but not yet disbursed as of June 30, 2005 by the authorized bank in the amount of up to approximately $1.3 million (based on exchange rates then prevailing). Regardless of whether or not we are required to repay those grants, we anticipate that our Italian subsidiary will be eligible to apply for new research grants and subsidies from both the Italian and EU authorities. However, grants and subsidies are awarded at the discretion of those authorities and we face the risk that our Italian subsidiary might not qualify or be approved for any additional grants or subsidies in the future.

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

Risks Related to Our Merger with Pfizer

We cannot assure you that all conditions to the merger with Pfizer Inc. will be completed and the merger consummated.

On June 16, 2005, we announced that we had entered into a merger agreement with Pfizer and a wholly-owned subsidiary of Pfizer (Merger Sub) in a transaction where we would become a wholly-owned subsidiary of Merger Sub. The merger is subject to the satisfaction of closing conditions, including the approval of our stockholders and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We cannot assure you that the merger will be approved by the Federal Trade Commission, that the other conditions to the merger will be satisfied or that the merger will close in the expected time frame or at all.

You will receive $29.10 per share of our common stock in cash despite changes in market value of our common stock.

Under the terms of our merger agreement with Pfizer, holders of our common stock issued and outstanding immediately prior to the consummation of the merger (other than holders who exercise appraisal rights under Delaware law) will receive $29.10 per share in cash. In addition, each option to acquire our common stock outstanding immediately prior to the consummation of the merger will, upon consummation of the merger, be converted into the right to receive an amount in cash equal to the excess of $29.10 minus the exercise price of the option. This consideration will not be adjusted for changes in the market price of either our common stock or Pfizer common stock.

If the merger is not completed, the share price of our common stock and future business and operations could be harmed.

If the merger is not completed, the share price of our common stock and future business and operations could be harmed and may be subject to certain material risks, such as:

• the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the merger will be completed;

• our costs related to the merger, such as legal, accounting and some of the fees of our financial advisors, must be paid even if the merger is not completed; and

• under certain circumstances, we may be required to pay Pfizer a termination fee of $58 million.

Further, if the merger is terminated and our board of directors determines to seek another merger or business combination, we may not be able to find a merger prospect or enter into or consummate a new merger agreement. Any other merger prospect may not be willing to pay an equivalent, higher or more attractive merger consideration than that which is proposed to be paid by Pfizer in the merger. While the merger agreement is in effect, subject to specified exceptions, we may not take any action to solicit, initiate or knowingly encourage any takeover proposal or participate in negotiations or discussions regarding any takeover proposal or furnish any nonpublic information with respect to a takeover proposal.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

*	prospects that the merger may not be consummated;

•	the results of our clinical trials and those of our competitors, and any significant delays or unexpected complications in our clinical trials;

•	decisions by regulatory authorities with respect to our development efforts and product candidates;

•	public concern regarding the safety and efficacy of drugs we develop;

•	new products or services introduced or announced by us or our competitors;

•	our ability to successfully commercialize and market any products;

•	announcements of scientific innovations by us or our competitors;

•	actual or anticipated variations in our annual and quarterly operating results;

•	conditions or trends in the biotechnology and pharmaceutical industries;

•	announcements by us of significant acquisitions, strategic collaborations, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	general economic conditions;

•	changes in, or failure to achieve, financial estimates by securities analysts;

•	new regulatory legislation adopted in the United States or abroad;

•	future sales of equity or debt securities by us;

•	sales of our common stock by our directors, officers or significant stockholders; and

•	litigation against us and our directors and officers.

In addition, the stock market in general, and the NASDAQ National Market, the Nuovo Mercato and the market for biotechnology and pharmaceutical stocks in particular, have experienced significant price and volume fluctuations. Over the 52-week period ending July 18, 2005 the market price of our common stock as reported on the NASDAQ National Market ranged from a high of $28.23 to a low of $8.76 and our average daily trading volume was 646,879 shares. Volatility in the market price for particular companies has often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors might seriously harm the market price of our common stock, regardless of our operating performance. In addition, securities class action litigation has often been initiated following periods of volatility in the market price of a company’s securities, as occurred with us in May 2004. Any additional securities class action suits against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

We have implemented anti-takeover provisions that could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

Provisions of our restated certificate of incorporation, our amended and restated bylaws and our shareholder rights plan, or “poison pill,” increase the likelihood that any third party would need to negotiate with our board prior to initiating a takeover proposal for us and could have the effect of delaying or preventing a change of control of our company. For example, our board of directors, without further stockholder approval, may issue preferred stock (or, in the face of a potential acquirer’s increased ownership, rights to purchase our common stock for a nominal price) that could delay or prevent a change of control, as well as reduce the voting power of holders of our common stock. These provisions could delay or prevent an attempt to replace or remove our management. The foregoing factors could also limit the price that investors or an acquirer might be willing to pay in the future for shares of our common stock. We have amended our shareholder rights agreement to permit the contemplated merger with Pfizer.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

Our exposure to market risk is limited to interest rate risk and, to a lesser extent, foreign currency risk. Our exposure to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to our various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to our financings, and the interest rates which are expected to closely tied to market rates. Our risk associated with fluctuating interest income is limited to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investment grade securities and limiting the amount invested in any single security. We mitigate market risk by maintaining an average maturity of less than one year for our investments. We mitigate reinvestment risk by investing in securities with varying maturity dates. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would have decreased the fair value of our interest sensitive financial instruments at June 30, 2005 by $0.1 million and December 31, 2004 by $0.2 million. Declines in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest expense.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our cash and cash equivalents and marketable securities at June 30, 2005 (in thousands):

2005
Cash and cash equivalents	$93,681
Average interest rate	2.58%
Marketable securities	$21,612
Average interest rate	2.83%

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

As of June 30, 2005, our principal executive officer and our principal financial officer have performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act,) and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. These officers have also concluded that there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Between June 15, 2004 and July 19, 2004, six shareholder securities class action complaints were filed against the Company and certain of the Company’s senior officers in the U. S. District Court for the Eastern District of Pennsylvania, collectively the “Federal Class Actions.” Each complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising from the Company’s May 24, 2004 press release announcing the approvable letter from the FDA indicating anidulafungin does not currently support a labeling for initial treatment of esophageal candidiasis. Each plaintiff sought to represent a class of Vicuron securities purchasers from January 6, 2003 through May 24, 2004, (except one complaint, whose putative class period begins March 17, 2003). The complaints sought compensatory damages, interest, attorneys’ fees, and injunctive and equitable relief. The Company is vigorously defending this litigation.

On August 23, 2004, the Court issued an order consolidating the six actions. On October 7, 2004, the Court entered an order appointing a group of institutional investors (Massachusetts State Guaranteed Annuity Fund, Massachusetts State Carpenters Pension Fund, and Greater Pennsylvania Carpenters Pension Fund) as lead plaintiffs, the law firm of Lerach Coughlin Stoia Geller Rudman & Robbins as lead plaintiffs counsel, and the law offices of Marc S. Henzel as liaison counsel.

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

On January 20, 2005, in response to the plaintiffs’ Amended Complaint, defendants filed a motion to dismiss plaintiffs’ action. On July 1, 2005, the Court issued an order denying defendants’ motion to dismiss.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of Vicuron Pharmaceuticals Inc. was held on May 20, 2005 at the Villanova Conference Center for the purposes of acting upon the following matters:

1.	To elect two directors to the board of directors to hold office until the 2008 annual meeting of stockholders or until their successors are duly elected and qualified.

	For	Withhold
James H. Cavanaugh, Ph.D.	38,055,185	4,633,383
George F. Horner III	39,921,892	2,766,676

The terms of the following directors continued after the meeting: (i) Costantino Ambrosio; (ii) David V. Milligan, Ph.D.; (iii) Alan W. Dunton, M.D.; (iv) Christopher T. Walsh, Ph.D. and (v) Cheryl A. Wenzinger, CPA.

2.	To approve an amendment to our 2001 Stock Option Plan to increase the number of shares of our common stock available for issuance thereunder by 3,000,000 shares to an aggregate of 9,600,737 shares.

For	Against	Abstain
28,296,926	7,193,605	26,761

2.	To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2005.

For	Against	Abstain
42,471,588	216,280	700

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

VICURON PHARMACEUTICALS INC.

Date: August 5, 2005	/S/ GEORGE F. HORNER III
George F. Horner III President and Chief Executive Officer (Principal Executive Officer and Accounting Officer)

Date: August 5, 2005	/S/ DOV A. GOLDSTEIN, M.D.
Dov A. Goldstein, M.D.
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2005 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of July 30, 2002 by and between Versicor Inc. and Biosearch Italia, S.p.A. (5)

2.2	First Amendment to Agreement and Plan of Merger entered into on August 14, 2002, by and between Versicor Inc. and Biosearch Italia S.p.A.(2)

2.3	Second Amendment to Agreement and Plan of Merger entered into on October 29, 2002, by and between Versicor Inc. and Biosearch Italia S.p.A.(2)

2.4	Agreement and Plan of Merger, dated as of June 15, 2005 among Pfizer Inc., Viper Acquisition Corp. and Vicuron Pharmaceuticals, Inc. (11)

3.1	Fourth Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment and Restatement of the Certificate of Designations of Versicor Inc. (6)

3.3	Certificate of Merger relating to the merger of Biosearch Italia S.p.A. with and into Versicor Inc.(3)

3.4	Certificate of Ownership and Merger Merging Vicuron Pharmaceuticals Inc. into Versicor Inc. (7)

3.5	Amended and Restated Bylaws, as currently in effect(3)

4.1	Form of Common Stock Certificate(1)

4.2	Warrant for the Purchase of Shares of Common Stock dated as of March 10, 1997 by and between Genome Therapeutics, Inc. and Versicor Inc.(1)

4.3	Form of Warrant for the Purchase of Shares of Series C Preferred Stock dated as of December 9, 1997(1)

4.4	Form of Warrant for the Purchase of Shares of Series F Preferred Stock dated as of June 25, 1999(1)

4.5	Second Amended and Restated Investors’ Rights Agreement(1)

4.6	Shareholder Rights Agreement by and between Versicor Inc. and American Stock Transfer & Trust Company, as Rights Agent, dated June 28, 2001 (6)

4.7	First Amendment to Shareholder Rights Agreement, dated as of July 30, 2002, by and between Versicor Inc. and American Stock Transfer & Trust Company, as Rights Agent (5)

4.8	Registration Rights Agreement dated as of April 8, 2002, by and among Versicor Inc. and the Purchasers listed on Schedule A attached thereto (8)

4.9	Form of Deposit Agreement and Depositary Receipt(4)

4.10	Form of Senior Debt Indenture(4)

4.11	Form of Subordinated Debt Indenture(4)

4.12	Form of Common Stock Warrant Agreement and Warrant Certificate(4)

4.13	Form of Preferred Stock Warrant Agreement and Warrant Certificate(4)

4.14	Form of Depository Share Warrant Agreement and Warrant Certificate(4)

4.15	Form of Debt Securities Warrant Agreement and Warrant Certificate(4)

4.16	Second Amendment to Shareholder Rights Agreement, dated as of June 15, 2005, by and between Vicuron Pharmaceuticals Inc. and American Stock Transfer & Trust Company, as Rights Agent (11)

9.2	Letter agreement amending the Letter agreement dated February 28, 2003, by and between Monte Tetoli S.p.A. and Vicuron Pharmaceuticals Inc. (12)

31.1	Certification of George F. Horner III under Section 302 of the Sarbanes-Oxley Act of 2002 (12)

31.2	Certification of Dov A. Goldstein, M.D. under Section 302 of the Sarbanes-Oxley Act of 2002 (12)

32.1	Certification of George F. Horner III under Section 906 of the Sarbanes-Oxley Act of 2002 (12)

32.2	Certification of Dov A. Goldstein, M.D. under Section 906 of the Sarbanes-Oxley Act of 2002 (12)

(1)	Filed as an exhibit to our Registration Statement on Form S-1 (No. 333-33022) as amended, effective August 2, 2000, and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-4 (File No. 333-98935) as amended, effective November 5, 2002, and incorporated herein by reference.
(3)	Filed as an exhibit to our Annual Report on Form 10-K, which was filed with the SEC on March 3, 2003, and incorporated herein by reference.
(4)	Filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-112847), which was filed with the SEC on February 13, 2004, and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K, which was filed with the SEC on July 31, 2002 and is incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K, which was filed with the SEC on July 11, 2001 and incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K, which was filed with the SEC on March 26, 2003 and incorporated herein by reference.
(8)	Filed as an exhibit to our Current Report on Form 8-K, which was filed with the SEC on April 10, 2002 and incorporated herein by reference.
(9)	Filed as an exhibit to our Schedule 13D, which was filed with the SEC on August 9, 2002 and incorporated herein by reference.
(10)	Filed as an exhibit to our Schedule 13D/A, which was filed with the SEC on October 4, 2004 and incorporated herein by reference.
(11)	Filed as an exhibit to our Current Report on From 8-K, which was filed with the SEC on June 16, 2005 and incorporated herein by reference.
(12)	Filed herewith.